Form 10-Q
period 2022-03-31
Rigel Resource Acquisition Corp.
filed 2022-05-16
CIK 1860879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Rigel Resource Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-41022	98-1594226
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

7 Bryant Park 1045 Avenue of the Americas, Floor 25 New York, NY	10018
(Address of Principal Executive Offices)	(Zip Code)

(646) 453-2672

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of May 16, 2022, 30,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,500,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

RIGEL RESOURCE ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2022

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash	$52,193	$1,675,601
Prepaid expenses	591,091	26,022
Other current assets	-	572,539
Total Current Assets	643,284	2,274,162

Other assets	346,617	489,807
Investments held in the Trust Account	306,028,630	306,003,656
Total Assets	$307,018,531	$308,767,625

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$213,152	$1,172,307
Accrued offering costs	393,324	804,655
Total Current Liabilities	606,476	1,976,962

Derivative liabilities	12,317,138	18,070,221
Deferred underwriting commission	10,500,000	10,500,000
Total Liabilities	23,423,614	30,547,183

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption; 30,000,000 shares (at redemption value of $10.20 per share)	306,028,630	306,003,656

Shareholders’ deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021 (excluding 30,000,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 7,500,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	750	750
Additional paid-in capital	-	-
Accumulated deficit	(22,434,463)	(27,783,964)
Total Shareholders’ Deficit	(22,433,713)	(27,783,214)
Total Liabilities, Ordinary Shares subject to Possible Redemption and Shareholders’ Deficit	$307,018,531	$308,767,625

The accompanying notes are an integral part of these condensed financial statements.

Rigel Resource Acquisition Corp.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

For the Three Months Ended March 31, 2022
EXPENSES
Administrative fee - related party	$30,000
General and administrative	373,582
TOTAL EXPENSES	403,582

OTHER INCOME
Investment income earned on investment held in Trust Account	24,974
Change in fair value of derivative liabilities	5,753,083
TOTAL OTHER INCOME	5,778,057

Net income	$5,374,475

Weighted average number of Class A ordinary shares outstanding, basic and diluted	30,000,000
Basic and diluted net income per Class A ordinary share	$0.14

Weighted average number of Class B ordinary shares outstanding, basic and diluted	7,500,000
Basic and diluted net income per Class B ordinary share	$0.14

The accompanying notes are an integral part of these condensed financial statements.

Rigel Resource Acquisition Corp.

CONDENSED STATEMENT OF CHANGES IN SHareHOLDERS’ DEFICIT

FOR THE three months ended march 31, 2022

(unaudited)

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	7,500,000	$750	$—	$(27,783,964)	$(27,783,214)

Current period accretion of Class A ordinary shares to redemption value	—	—	—	(24,974)	(24,974)

Net income	—	—	—	5,374,475	5,374,475

Balance as of March 31, 2022	7,500,000	$750	$—	$(22,434,463)	$(22,433,713)

The accompanying notes are an integral part of these condensed financial statements.

Rigel Resource Acquisition Corp.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the Three Months Ended March 31, 2022
Cash Flows From Operating Activities:
Net income	$5,374,475
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(24,974)
Change in fair value of derivative warrant and forward purchase agreement liabilities	(5,753,082)
Changes in operating assets and liabilities:
Prepaid expenses	(565,069)
Other current assets	572,539
Other assets	143,190
Accounts payable and accrued expenses	(959,155)
Net Cash Used In Operating Activities	(1,212,077)

Cash Flows From Financing Activities:
Payment of offering costs	(411,331)
Net Cash Used In Financing Activities	(411,331)

Net change in cash	(1,623,408)
Cash at beginning of period	1,675,601
Cash at end of period	$52,193

Supplemental disclosure of non-cash financing activities:
Current period accretion to redemption value	$24,974

The accompanying notes are an integral part of these condensed financial statements.

RIGEL RESOURCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

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

All activity for the period from April 6, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and the search for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On November 9, 2021, the Company consummated the Initial Public Offering of 27,500,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $275,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 14,000,000 warrants (the “Private Placement Warrants”) – 11,300,000 to Rigel Resource Acquisition Holding LLC (the “Sponsor”), 100,000 to Nathanael Abebe, 35,000 to Christine Coignard, 25,000 to Kelvin Dushinsky, 200,000 to L. Peter O’Hagan and 2,340,000 to Orion GP – at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $14,000,000, which is described in Note 4.

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

As of November 9, 2021, transaction costs amounted to $17,585,547 consisting of $6,000,000 of underwriting fees in cash, $10,500,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $1,085,547 of costs related to the Initial Public Offering. Cash of $52,193 was held outside of the Trust Account on March 31, 2022 and was available for working capital purposes. As described in Note 6, the $10,500,000 deferred underwriting fees are contingent upon the consummation of the Business Combination by November 9, 2023.

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

The holders of the Founder Shares have agreed to waive the rights to liquidating distributions from the Trust Account with respect to the Founder Shares they will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.20 or $10.30 or $10.40 in case of one or both extensions of the time period to complete our initial business combination have been effectuated).

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and other events (such as the recent invasion by Russia of Ukraine and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as filed with the SEC on March 31, 2022. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

Investments held in Trust Account

At March 31, 2022 and December 31, 2021, the Company had approximately $306 million in treasury securities held in the Trust Account. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

Offering Costs associated with Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities for the public warrants and the Private Placement Warrants, the over-allotment and the Forward Purchase Agreement were expensed as incurred and presented as non-operating expenses in the statement of operations and other offering costs associated with the Class A Ordinary Shares were recorded to temporary equity.

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption in the amount of approximately $306,000,000 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$4,279,601	$1,069,900
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	7,500,000
Basic and diluted net income per ordinary share	$0.14	$0.14

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (November 9, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statement of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the public warrants, the Private Placement Warrants and the Forward Purchase are derivative instruments. As the public warrants, the Private Placement Warrants and the Forward Purchase Agreement meet the definition of a derivative, the public warrants, the Private Placement Warrants and Forward Purchase Agreement are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities and the Forward Purchase Agreement (see Note 9).

Share-Based Compensation

The Company adopted ASC Topic 718, “Compensation – Stock Compensation,” guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument. The Company recognizes all forms of share-based payments, including share option grants, warrants and restricted share grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted share, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses, when recorded, are included in general and administrative expenses in the statement of operations.

Recent Accounting Standards

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of an aggregate of 14,000,000 Private Placement Warrants – 11,300,000 to the Sponsor, 100,000 to Nathanael Abebe, 35,000 to Christine Coignard, 25,000 to Kelvin Dushinsky, 200,000 to L. Peter O’Hagan and 2,340,000 to Orion GP – at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $14,000,000.

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

Founder Shares

On May 6, 2021, the Sponsor received 7,187,500 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for cash of $25,000. On November 4, 2021, the board of directors of the Company authorized a share dividend of 718,750 Founder Shares, resulting in the shareholders of the Founder Shares holding an aggregate of 7,906,250 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the share dividend. The Founder Shares included an aggregate of up to 1,031,250 shares subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriter exercised a portion of the over-allotment option in connection with the initial closing of the Initial Public Offering on November 9, 2021; as a result of the expiration of the over-allotment option, the Sponsor forfeited 406,250 Founder Shares pursuant to the terms of the underwriting agreement.

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

On July 13, 2021, our sponsor transferred 35,000 Founder Shares to each of an entity owned by Christine Coignard, Kelvin Dushnisky, L. Peter O’Hagan, and Timothy Keating, our independent directors. On that date, our sponsor also transferred 135,000 Founder Shares to Nathanael Abebe, our President, at their original per-share purchase price. On October 16, 2021, our sponsor transferred 100,000 Founder Shares to L. Peter O’Hagan, 17,500 Founder Shares to an entity owned by Christine Coignard and 12,500 Founder Shares to Kelvin Dushnisky, at their original per-share purchase price. On that date, our sponsor also transferred 20,000 Founder Shares to Nathanael Abebe, at their original per-share purchase price. These Founder Shares were not subject to forfeiture.

Advances from Related Party

The Sponsor paid certain formation and operating costs on behalf of the Company. These advances were due on demand and are non-interest bearing. During the period ended December 31, 2021, the related party paid $25,000 of formation costs on behalf of the Company. The Company repaid the outstanding amount in full in November 2021. As of March 31, 2022 and December 31, 2021, the amount due to the Sponsor was $0.

Promissory Note — Related Party

On May 6, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company was able to borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. During the period ended December 31, 2021, the Company borrowed and repaid a total of $238,405 under the note. As of March 31, 2022 and December 31, 2021, there was no balance outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

General and Administrative Services

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 24 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022, the Company recorded $30,000 of administrative fees. As of March 31, 2022 and December 31, 2021, $30,000 and $17,000, respectively, was outstanding and is included in accounts payable and accrued expenses on the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there was no balance outstanding under the Working Capital Loans.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to 4,125,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

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

On November 9, 2021, the underwriter purchased an additional 2,500,000 Option Units pursuant to the partial exercise of the over-allotment option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $25,000,000. Upon expiration of the option in December 2021, 1,625,000 Class A shares eligible for purchase on the over-allotment option expired and the Sponsor forfeited 406,250 Founder Shares pursuant to the terms of the underwriting agreement.

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

The Company classifies the Forward Purchase Agreement as a liability upon execution of the agreement, in accordance with the guidance contained in ASC 815-40, at its fair value and will allocate a portion of the proceeds from the issuance of the Units equal to its fair value determined by the modified Black Scholes model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. Upon issuance of the Forward Purchase Agreement, the Company recorded a derivative liability of $453,701. As of March 31, 2022 and December 31, 2021, the fair value of the Forward Purchase Agreement was $717,138 and $670,221, respectively, which is included in derivative liabilities on the condensed balance sheets. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the Forward Purchase Agreement will be reclassified as of the date of the event that causes the reclassification. During the three months ended March 31, 2022, the Company recorded loss of $46,917 for the change in fair value is included in change in fair value of derivative liabilities on the accompanying statement of operations.

Vendor Agreements

As of December 31, 2021, the Company had incurred legal fees related to the Initial Public Offering of approximately $378,000. These fees will only become due and payable upon the consummation of a Business Combination. The outstanding balance of the legal fees is in accrued offering costs on the condensed balance sheets.

NOTE 7.	SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 30,000,000 shares of Class A ordinary shares issued and outstanding and classified in temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 7,500,000 Class B ordinary shares issued and outstanding.

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

The Company accounts for the 29,000,000 warrants issued in connection with the Initial Public Offering (including 15,000,000 Public Warrants and 14,000,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. The Private Placement Warrants do not meet the criteria for equity treatment under ASC 815-40 because the Private Warrants include a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the Private Placement Warrant and the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Public Warrants do not meet the criteria for equity treatment under ASC 815-40 because the Public Warrants include a tender provision that would entitle all of the Public Warrant holders to cash while less than all of the shareholders are entitled to cash. Upon issuance of the derivative Warrants, the Company recorded a liability of $37,584,000 on the balance sheet.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in the Trust Account	1	$306,028,630	$306,003,656

Liabilities:
Warrant liability – Private Placement Warrants	2	$5,600,000	$8,400,000
Warrant liability – Public Warrants	1	6,000,000	9,000,000
Forward Purchase Agreement	3	717,138	670,221
Total Derivative liabilities		$12,317,138	$18,070,221

The Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement were accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative liabilities on the condensed balance sheets. The warrant liabilities and Forward Purchase Agreement are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liabilities in the condensed statement of operations.

Upon initial issuance, the Company used a modified Black Scholes model to value the Public Warrants and Private Placement Warrants and were classified within Level 3. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B ordinary shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. As of March 31, 2022 and December 31, 2021, the Public and Private Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 and Level 2, respectively, on the Fair Value Hierarchy.

The Forward Purchase Agreement was valued using a valuation method which considers the reconstructed unit price (the total fair value of ordinary shares and half the Private Warrant value) and multiple assumptions such as risk-free rate and time to Initial Business Combination. As of March 31, 2022 and December 31, 2021, the Forward Purchase Agreement was classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2022:

Fair Value Measurement Using Level 3 Inputs Total
Balance, Fair value at December 31, 2021	$670,221
Change in fair value of forward purchase agreement	46,917
Balance, March 31, 2022	717,138

The key inputs into the discount model for the Forward Purchase Agreement were as follows:

	March 31, 2022	December 31, 2021
Risk-free interest rate	1.17%	0.33%
Expected life of forward purchase agreement	0.60 years	0.84 years
Dividend yield	0%	0%
Probability of business combination	80.0%	80.0%

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Forward Purchase Agreement	Total
Fair value at December 31, 2021	$8,400,000	$9,000,000	$670,221	$18,070,221
Change in fair value	(2,800,000)	(3,000,000)	46,917	5,753,083
Fair value at March 31, 2022	$5,600,000	$6,000,000	$717,138	$12,317,138

NOTE 10.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Rigel Resource Acquisition Corp.,” “our,” “us” or “we” refer to Rigel Resource Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company, incorporated on April 6, 2021, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to pursue an initial Business Combination with a target in the global mining industry, including operators of mines and providers of ancillary services, subject to certain limitations. This may include “green” and/or battery metals and industrial minerals mining operators, and ancillary service providers delivering innovative mineral processing technologies, or battery material technologies. Our Sponsor is Rigel Resource Acquisition Holding LLC, a Cayman Islands limited liability company.

Results of Operations

As of March 31, 2022, we have neither engaged in any operations nor generated any revenues. Our only activities since April 6, 2021 (inception) through March 31, 2022 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for our Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We will generate non-operating income in the form of interest income on marketable securities held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence on prospective Business Combination candidates.

For the three months ended March 31, 2022, we had a net income of $5,374,475, which consists of a gain in fair value of the derivative warrant liabilities of $5,753,083 and interest income on marketable securities held in the trust account of $24,974 offset by operating costs of $403,582.

Liquidity and Capital Resources

We do not have sufficient liquidity to meet our anticipated obligations over this year from the date of issuance of the financial statements included herein. In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company does not have adequate liquidity to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

On November 9, 2021, the Company consummated the Initial Public Offering of 27,500,000 Units, generating gross proceeds of $275,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of an aggregate of 14,000,000 Private Placement Warrants – 11,300,000 to the Sponsor, 100,000 to Nathanael Abebe, 35,000 to Christine Coignard, 25,000 to Kelvin Dushinsky and 200,000 to L. Peter O’Hagan – at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $14,000,000. The Sponsor assigned 2,340,000 Private Placement Warrants to Orion Mine Finance GP III LP (an affiliate of the Sponsor) at the time of the initial closing at a purchase price of $1.00 per Private Placement Warrant.

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

As of March 31, 2022, we had marketable securities held in the trust account of $306,028,630 consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes.

For the three months ended March 31, 2022, cash used in operating activities was $1,212,077. Net income was $5,374,475, primarily as a result of a gain in fair value of the derivative warrant liabilities of $5,753,083 and interest income on marketable securities held in the trust account of $24,974. Changes in operating assets and liabilities provided $808,495 of cash used in operating activities.

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

As of March 31, 2022, we had cash of $52,193 held outside the trust account. We intend to use the funds held outside the trust account primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an initial Business Combination.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination transaction. In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company does not have adequate liquidity to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, administrative and support services, under which we began incurring fees on November 9, 2021 and will continue to incur fees monthly for up to 24 months until the earlier of the completion of our initial Business Combination or our liquidation.

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

The Company entered into a Forward Purchase Agreement on November, 4, 2021 with an affiliate of the Sponsor, Orion Mine Finance, which, subject to the approval of Orion Mine Finance’s investment committee as well as customary closing conditions, will provide for the purchase of up to 5,000,000 Units, with each unit consisting of one Class A ordinary share and one-half of one redeemable warrant to purchase one Class A ordinary share, at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur in connection with the closing of a Business Combination.

Critical Accounting Policies and Estimates

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022, the Class A ordinary shares subject to possible redemption in the amount of $306,028,630 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (November 9, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statement of operations. Derivative assets and liabilities are classified on the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants, the Private Placement Warrants and Forward Purchase Agreement are derivative instruments. As the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement meet the definition of a derivative, the Public Warrants, the Private Placement Warrants and Forward Purchase Agreement are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the condensed statement of operations in the period of change.

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

Share-Based Compensation

The Company adopted ASC Topic 718, “Compensation – Stock Compensation,” guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument. The Company recognizes all forms of share-based payments, including share option grants, warrants and restricted share grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted share, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses, when recorded, are included in general and administrative expenses in the condensed statements of operations.

Recent Accounting Standards

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, and noted the following deficiencies that we believe to be material weaknesses in internal controls over financial reporting as (i) certain operating expenses were incorrectly recorded, and (ii) offering costs during the consummation of the Initial Public Offering were incorrectly valued. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective.

During the three months ended March 31, 2022, we have sought to remediate these material weaknesses by, among other things, devoting additional resources to the improvement of our internal control over financial reporting as it relates to the accounting treatment for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we are enhancing these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our securities and financial statements. We have also added additional layers of management oversight on the payment of operating expenses including, but not limited to, additional review of counterparty agreements and contracts and reconciliation to invoices. As we continue to evaluate and improve our internal control over financial reporting, management will review and make necessary changes to the overall design of our internal controls.

If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q, other than the circumstances described above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, except as described below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in Business Combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amend the financial statement requirements applicable to Business Combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed Business Combination transactions; increase the potential liability of certain participants in proposed Business Combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may impact the involvement of target companies and other market participants, including investment banks, may materially adversely affect our business, including our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 31, 2022. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended March 31, 2022. For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 5 of our Annual Report on Form 10-K filed with the SEC on March 31, 2022. There has been no material change in the planned use of the proceeds from our Initial Public Offering and Private Placement as is described in our final prospectus filed with the SEC on November 8, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 16, 2022	RIGEL RESOURCE ACQUISITION CORP.

	By:	/s/ Jonathan Lamb
	Name:	Jonathan Lamb
	Title:	Chief Executive Officer