Form 10-Q
period 2022-09-30
Rigel Resource Acquisition Corp.
filed 2022-11-10
CIK 1860879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, 30,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,500,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

RIGEL RESOURCE ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2022

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1
	Condensed Statements of Operations for the three months ended September 30, 2022 and 2021, the nine months ended September 30, 2022 and for the period from April 6, 2021 (inception) through September 30, 2021	2
	Condensed Statements of Changes in Shareholders’ Deficit for the nine months ended September 30, 2022 and for the period from April 6, 2021 (inception) through September 30, 2021	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from April 6, 2021 (inception) through September 30, 2021	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION		29
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash	$156,104	$1,675,601
Prepaid expenses	608,131	26,022
Other current assets	-	572,539
Total Current Assets	764,235	2,274,162

Other assets	55,464	489,807
Investments held in the Trust Account	307,846,892	306,003,656
Total Assets	$308,666,591	$308,767,625

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$331,647	$1,172,307
Accrued offering costs	393,324	804,655
Convertible promissory note - related party	234,841	-
Total Current Liabilities	959,812	1,976,962

Derivative liabilities	8,508,622	18,070,221
Deferred underwriting commission	10,500,000	10,500,000
Total Liabilities	19,968,434	30,547,183

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption; 30,000,000 shares (at redemption value of $10.20 per share)	307,846,892	306,003,656

Shareholders’ deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021 (excluding 30,000,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 7,500,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	750	750
Additional paid-in capital	-	-
Accumulated deficit	(19,149,485)	(27,783,964)
Total Shareholders’ Deficit	(19,148,735)	(27,783,214)
Total Liabilities, Ordinary Shares subject to Possible Redemption and Shareholders’ Deficit	$308,666,591	$308,767,625

The accompanying notes are an integral part of these condensed financial statements.

Rigel Resource Acquisition Corp.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended	For the Period April 6, 2021 (Inception) Through
	September 30,		September 30,	September 30,
	2022	2021	2022	2021
EXPENSES
Administration fee - related party	$30,000	$-	$90,000	$-
General and administrative	267,126	129,131	902,279	162,831
TOTAL EXPENSES	297,126	129,131	992,279	162,831

OTHER INCOME (EXPENSE)
Income earned on Investments held in Trust Account	1,383,654	-	1,843,236	-
Change in fair value of convertible note payable - related party	(9,118)	-	65,159
Change in fair value of derivative liabilities	(1,694,688)	-	9,561,599
TOTAL OTHER INCOME	(320,152)	-	11,469,994	-

Net income (loss)	(617,278)	(129,131)	$10,477,715	$(162,831)

Weighted average number of Class A ordinary shares outstanding, basic and diluted	30,000,000	-	30,000,000	-
Basic and diluted net income (loss) per Class A ordinary share	$(0.05)	$-	$0.23	$-

Weighted average number of Class B ordinary shares outstanding, basic and diluted	7,500,000	6,250,000	7,500,000	6,250,000
Basic and diluted net income (loss) per Class B ordinary share	$(0.05)	$(0.02)	$0.23	$(0.03)

The accompanying notes are an integral part of these condensed financial statements.

Rigel Resource Acquisition Corp.

CONDENSED STATEMENTS OF CHANGES IN SHareHOLDERS’ DEFICIT

(unaudited)

FOR THE NINE months ended September 30, 2022

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	7,500,000	$750	$-	$(27,783,964)	$(27,783,214)

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(24,974)	(24,974)

Net income	-	-	-	5,374,475	5,374,475

Balance as of March 31, 2022	7,500,000	$750	$-	$(22,434,463)	$(22,433,713)

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(434,608)	(434,608)

Net income	-	-	-	5,720,518	5,720,518

Balance as of June 30, 2022	7,500,000	$750	$-	$(17,148,553)	$(17,147,803)

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(1,383,654)	(1,383,654)

Net loss	-	-	-	(617,278)	(617,278)

Balance as of September 30, 2022	7,500,000	$750	$-	$(19,149,485)	$(19,148,735)

FOR THE PERIOD FROM APRIL 6, 2021 (INCEPTION) THROUGH September 30, 2021

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of April 6, 2021 (inception)	-	$-	$-	$-	$-

Issuance of Class B ordinary shares to Sponsor	7,187,500	719	24,281	-	25,000

Net loss	-	-	-	(33,700)	(33,700)

Balance as of June 30, 2021	7,187,500	$719	$24,281	$(33,700)	$(8,700)

Share based compensation	-	-	124,168	-	124,168

Net loss	-	-	-	(129,131)	(129,131)

Balance as of September 30, 2021	7,187,500	$719	$148,449	$(162,831)	$(13,663)

The accompanying notes are an integral part of these condensed financial statements.

Rigel Resource Acquisition Corp.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2022	For the Period From April 6, 2021 (Inception) Through September 30, 2021
Cash Flows From Operating Activities:
Net income (loss)	$10,477,715	$(162,831)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and organization costs paid by related parties	-	25,000
Investment income earned on investments held in the Trust Account	(1,843,236)	-
Change in fair value of derivative warrant and forward purchase agreement liabilities	(9,561,599)	-
Change in fair value of convertible note payable - related party	(65,159)	-
Share based compensation	-	124,168
Changes in operating assets and liabilities:
Prepaid expenses	(582,109)	-
Other current assets	572,539
Other assets	434,343	-
Accounts payable and accrued expenses	(840,660)	-
Net Cash Used In Operating Activities	(1,408,166)	(13,663)

Cash Flows From Financing Activities:
Proceeds from promissory payable	-	213,405
Proceeds from convertible note payable	300,000	-
Proceeds from issuance of Class B ordinary shares to Sponsor	-	25,000
Payment of offering costs	(411,331)	(118,780)
Net Cash (Used In) Provided By Financing Activities	(111,331)	119,625

Net change in cash	(1,519,497)	105,962
Cash at beginning of period	1,675,601	-
Cash at end of period	$156,104	$105,962

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$-	$329,493
Current period accretion of Class A ordinary shares to redemption value	$1,843,236	$-

The accompanying notes are an integral part of these condensed financial statements.

RIGEL RESOURCE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

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

All activity for the period from April 6, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and the search for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On November 9, 2021, the Company consummated the Initial Public Offering of 27,500,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $275,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 14,000,000 warrants (the “Private Placement Warrants”) - 11,300,000 to Rigel Resource Acquisition Holding LLC (the “Sponsor”), 100,000 to Nathanael Abebe, 35,000 to Christine Coignard, 25,000 to Kelvin Dushnisky, 200,000 to L. Peter O’Hagan and 2,340,000 to Orion Mine Finance GP III LP (“Orion GP”) - at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $14,000,000, which is described in Note 4.

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

As of November 9, 2021, transaction costs amounted to $17,585,547 consisting of $6,000,000 of underwriting fees in cash, $10,500,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $1,085,547 of costs related to the Initial Public Offering. Cash of $156,104 was held outside of the Trust Account on September 30, 2022 and was available for working capital purposes. As described in Note 6, the $10,500,000 deferred underwriting fees are contingent upon the consummation of the Business Combination by May 9, 2023 or November 9, 2023 if an extension option is elected.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2022. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2022 not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company’s significant estimates and assumptions include the fair value of the related party convertible note and the change in fair value of the derivative liabilities. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

Investments held in Trust Account

At September 30, 2022 and December 31, 2021, the Company had approximately $307.8 million and $306.0 million in treasury securities held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption in the amount of approximately $307,850,000 and $306,000,000 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) Private Placement and (iii) embedded conversion feature of the related party convertible promissory note, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 15,000,000 Class A ordinary shares in the aggregate.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended	For the Three Months Ended
	September 30,	September 30,
	2022	2021
Class A ordinary shares
Allocation of net loss, as adjusted	$(1,600,746)
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000
Basic and diluted net loss per ordinary share	$(0.05)

Class B ordinary shares
Numerator: Loss allocable to Class B ordinary shares	$(400,186)	$(129,131)
Denominator:
Basic and diluted weighted average shares outstanding	7,500,000	6,250,000
Basic and diluted net loss per share, Class B ordinary share	$(0.05)	$(0.02)

	For the Nine Months Ended	For the Period from April 6, 2021 (inception) through
	September 30,	September 30,
	2022	2021
Class A ordinary shares
Allocation of net income, as adjusted	$6,907,583
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000
Basic and diluted net income (loss) per ordinary share	$0.23

Class B ordinary shares
Numerator: Income (loss) allocable to Class B ordinary shares	$1,726,896	$(162,831)
Denominator:
Basic and diluted weighted average shares outstanding	7,500,000	6,250,000
Basic and diluted net income (loss) per share, Class B ordinary share	$0.23	$(0.03)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of an aggregate of 14,000,000 Private Placement Warrants - 11,300,000 to the Sponsor, 100,000 to Nathanael Abebe, 35,000 to Christine Coignard, 25,000 to Kelvin Dushnisky, 200,000 to L. Peter O’Hagan and 2,340,000 to Orion GP - at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $14,000,000.

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

Founder Shares

On May 6, 2021, the Sponsor received 7,187,500 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for cash of $25,000. On November 4, 2021, the board of directors of the Company authorized a share dividend of 718,750 Founder Shares, resulting in the shareholders of the Founder Shares holding an aggregate of 7,906,250 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the share dividend. The Founder Shares included an aggregate of up to 1,031,250 shares subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriter exercised a portion of the over-allotment option in connection with the initial closing of the Initial Public Offering on November 9, 2021; as a result of the expiration of the over-allotment option, the Sponsor forfeited 406,250 Founder Shares pursuant to the terms of the underwriting agreement. As of September 30, 2022 and December 31, 2021, there were 7,500,000 Founders shares outstanding.

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

Advances from Related Party

The Sponsor paid certain formation and operating costs on behalf of the Company. These advances were due on demand and are non-interest bearing. During the period ended December 31, 2021, the related party paid $25,000 of formation costs on behalf of the Company. The Company repaid the outstanding amount in full in November 2021. As of September 30, 2022 and December 31, 2021, the amount due to the Sponsor was $0.

Promissory Note - Related Party

On May 6, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company was able to borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. During the period ended December 31, 2021, the Company borrowed and repaid a total of $238,405 under the note. As of September 30, 2022 and December 31, 2021, there was no balance outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

General and Administrative Services

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 24 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, the Company recorded $30,000 and $90,000 of administrative fees, respectively. As of September 30, 2022 and December 31, 2021, $107,500 and $17,500, respectively, was outstanding and is included in accounts payable and accrued expenses on the accompanying condensed balance sheets.

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

On May 18, 2022, the Company entered into a Working Capital Loan with the Sponsor. On May 20, 2022, the Sponsor advanced $300,000 to the Company under the Working Capital Loan. As of September 30, 2022 and December 31, 2021, there was $300,000 and $0 outstanding under the Working Capital Loans, respectively, and is included in convertible promissory note - related party on the accompanying condensed balance sheets.

Management determined that there was an embedded conversion feature related to the note that would require fair value treatment under ASC 815-15-25 and the note should be measured at fair value at issuance and at each reporting date. At September 30, 2022, the fair value of the note was $234,841, which resulted in a change in fair value of the note of $(9,118) and $65,159 for the three and nine months then ended September 30, 2022, respectively, which is reflected on the condensed statements of operations.

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

The Company classifies the Forward Purchase Agreement as a liability upon execution of the agreement, in accordance with the guidance contained in ASC 815-40, at its fair value and will allocate a portion of the proceeds from the issuance of the Units equal to its fair value determined by the modified Black Scholes model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations. Upon issuance of the Forward Purchase Agreement, the Company recorded a derivative liability of $453,701. As of September 30, 2022 and December 31, 2021, the fair value of the Forward Purchase Agreement was $1,705,222 and $670,221, respectively, which is included in derivative liabilities on the condensed balance sheets. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the Forward Purchase Agreement will be reclassified as of the date of the event that causes the reclassification. During the three months and nine months ended September 30, 2022, the Company recorded loss of $981,288 and $1,035,001, respectively, for the change in fair value which is included in change in fair value of derivative liabilities on the accompanying condensed statements of operations.

Vendor Agreements

As of September 30, 2022, the Company had incurred legal fees related to the Initial Public Offering and general corporate services of approximately $573,100. These fees will only become due and payable upon the consummation of a Business Combination. The outstanding balance of the legal fees is in accrued offering costs of approximately $378,200 and accrued expenses of approximately $194,900 on the condensed balance sheets.

NOTE 7.	SHAREHOLDERS’ DEFICIT

Preferred Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 30,000,000 shares of Class A ordinary shares issued and outstanding and classified in temporary equity on the condensed balance sheets.

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 7,500,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in the Trust Account	1	$307,846,892	$306,003,656

Liabilities:
Convertible promissory note - related party	3	$234,841	$-

Warrant liability - Private Placement Warrants	2	3,284,400	8,400,000
Warrant liability - Public Warrants	1	3,519,000	9,000,000
Forward Purchase Agreement	3	1,705,222	670,221
Total Derivative liabilities		$8,508,622	$18,070,221

The Convertible promissory note - related party, the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement were accounted for as liabilities in accordance with ASC 815-40 and are presented within convertible note and derivative liabilities on the condensed balance sheets. The convertible note is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of convertible note in the condensed statements of operations. The warrant liabilities and Forward Purchase Agreement are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liabilities in the condensed statements of operations.

Upon initial issuance and September 30, 2022, the Company used a modified Black Scholes model to value the Convertible Note. As of September 30, 2022, the Convertible Note was classified as Level 3 on the Fair Value Hierarchy.

Upon initial issuance, the Company used a modified Black Scholes model to value the Public Warrants and Private Placement Warrants and were classified within Level 3. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B ordinary shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. As of September 30, 2022 and December 31, 2021, the Public and Private Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 and Level 2, respectively, on the Fair Value Hierarchy.

The Forward Purchase Agreement was valued using a valuation method which considers the reconstructed unit price (the total fair value of ordinary shares and half the Private Warrant value) and multiple assumptions such as risk-free rate and time to Initial Business Combination. As of September 30, 2022 and December 31, 2021, the Forward Purchase Agreement was classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2022:

Fair Value Measurement Using Level 3 Inputs Total
Balance, Fair value at December 31, 2021	$670,221
Change in fair value of forward purchase agreement	46,917
Balance, March 31, 2022	717,138
Proceeds received from issuance of convertible note	300,000
Change in fair value of convertible promissory note - related party	(74,277)
Change in fair value of forward purchase agreement	6,796
Balance, June 30, 2022	949,657
Change in fair value of convertible promissory note - related party	9,118
Change in fair value of forward purchase agreement	981,288
Balance, September 30, 2022	1,940,063

The key inputs into the discount model for the Convertible Promissory Note were as follows:

September 30, 2022
Volatility	120.30 – 175.59%
Risk-free interest rate	2.58 – 4.58%
Expected life of convertible promissory note	0.59 – 0.78 years
Dividend yield	0%
Probability of business combination	80.0%

The key inputs into the discount model for the Forward Purchase Agreement were as follows:

	September 30, 2022	December 31, 2021
Risk-free interest rate	3.94%	0.33%
Expected life of forward purchase agreement	0.59 years	0.84 years
Dividend yield	0%	0%
Probability of business combination	80.0%	80.0%

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Convertible Promissory Note	Private Placement Warrants	Public Warrants	Forward Purchase Agreement	Total
Fair value at December 31, 2021	$-	8,400,000	$9,000,000	$670,221	$18,070,221
Proceeds received from issuance of convertible note	300,000	-	-	-	300,000
Change in fair value	(65,159)	(5,115,600)	(5,481,000)	1,035,001	(9,626,758)
Fair value at September 30, 2022	$234,841	$3,284,400	$3,519,000	$1,705,222	$8,743,463

NOTE 10.	SUBSEQUENT EVENTS

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

Results of Operations

As of September 30, 2022, we have neither engaged in any operations nor generated any revenues. Our only activities since April 6, 2021 (inception) through September 30, 2022 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for our Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We will generate non-operating income in the form of interest income on marketable securities held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence on prospective Business Combination candidates.

For the three months ended September 30, 2022, we had a net loss of $(617,278), which consists of a loss in fair value of the derivative liabilities of $1,694,688, a loss in fair value of the convertible note of $9,118 and operating costs of $297,126, offset by interest income on marketable securities held in the trust account of $1,383,654.

For the three months ended September 30, 2021, we had a net loss of $(129,131) which consisted of formation and operating expenses.

For the nine months ended September 30, 2022, we had net income of $10,477,715 which consists of a gain in fair value of the derivative liabilities of $9,561,599, a gain in fair value of the convertible note of $65,159 and interest income on marketable securities held in the trust account of $1,843,236, offset by operating costs of $992,279.

For the period from April 6, 2021 (inception) through September 30, 2021, we had a net loss of $(162,8631) which consisted of formation and operating expenses.

Liquidity and Capital Resources

On November 9, 2021, the Company consummated the Initial Public Offering of 27,500,000 Units, generating gross proceeds of $275,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 14,000,000 warrants (the “Private Placement Warrants”) - 11,300,000 to Rigel Resource Acquisition Holding LLC (the “Sponsor”), 100,000 to Nathanael Abebe, 35,000 to Christine Coignard, 25,000 to Kelvin Dushnisky, 200,000 to L. Peter O’Hagan and 2,340,000 to Orion Mine Finance GP III LP - at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $14,000,000.

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

As of September 30, 2022, we had marketable securities held in the trust account of $307,846,892, consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes.

For the nine months ended September 30, 2022, cash used in operating activities was $1,408,166. Net income was $10,477,715, primarily as a result of a gain in fair value of convertible note of $65,159, a gain in fair value of the derivative liabilities of $9,561,599 and interest income on marketable securities held in the trust account of $1,843,236. Changes in operating assets and liabilities used cash of $415,887 in operating activities.

For the period from April 6, 2021 (inception) through September 30, 2021, cash used in operating activities was $13,663. Net loss of $(162,831) was affected by share based compensation of $124,168 and formation and organization costs paid by a related party of $25,000.

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

As of September 30, 2022, we had cash of $156,104 held outside the trust account. We intend to use the funds held outside the trust account primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an initial Business Combination.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriter is entitled to a deferred underwriting commission of $10,500,000. The deferred fee will be waived by the underwriter in the event that we do not complete an initial Business Combination, subject to the terms of the underwriting agreement. Also, the Company had incurred legal fees related to the Initial Public Offering of approximately $573,100. These fees will only become due and payable upon the consummation of a Business Combination.

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

A critical accounting estimate to our financial statements include the fair value of the related party convertible note and the change in fair value of the derivative liabilities. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022, the Class A ordinary shares subject to possible redemption in the amount of approximately $307,846,892 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) Private Placement and (iii) embedded conversion feature of the related party convertible promissory note, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 15,000,000 Class A ordinary shares in the aggregate.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, and noted the following deficiencies that we believe to be material weaknesses in internal controls over financial reporting as (i) certain operating expenses were incorrectly recorded, and (ii) offering costs during the consummation of the Initial Public Offering were incorrectly valued. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective.

During the three and nine months ended September 30, 2022, we have sought to remediate these material weaknesses by, among other things, devoting additional resources to the improvement of our internal control over financial reporting as it relates to the accounting treatment for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we are enhancing these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our securities and financial statements. We have also added additional layers of management oversight on the payment of operating expenses including, but not limited to, additional review of counterparty agreements and contracts and reconciliation to invoices. As we continue to evaluate and improve our internal control over financial reporting, management will review and make necessary changes to the overall design of our internal controls.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q, other than the circumstances described above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended September 30, 2022. For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 5 of our Annual Report on Form 10-K filed with the SEC on March 31, 2022. There has been no material change in the planned use of the proceeds from our Initial Public Offering and Private Placement as is described in our final prospectus filed with the SEC on November 8, 2021.

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

Dated: November 10, 2022	RIGEL RESOURCE ACQUISITION CORP.

	By:	/s/ Jonathan Lamb
	Name:	Jonathan Lamb
	Title:	Chief Executive Officer