Form 10-K
period 2022-12-31
Rigel Resource Acquisition Corp.
filed 2023-03-27
CIK 1860879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $298,200,000.

As of March 20, 2023, there were 30,000,000 of the Registrant’s Class A ordinary shares, par value $0.0001 per share, and 7,500,000 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Rigel Resource Acquisition Corp.

FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K (this “Annual Report”) contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial Business Combination (as defined below);

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	the proceeds of our forward purchase Units being available to us;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses and the technology industries;

●	our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases);

●	the ability of our directors and officers to generate a number of potential Business Combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

ii

●	the Trust Account not being subject to claims of third parties;

●	our financial performance;

●	the classification of our warrants as derivative liabilities; and

●	the other risks and uncertainties discussed in “Item 1.A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

iii

PART I.

References in this Annual Report to “we,” “us,” “our” or the “Company” are to Rigel Resource Acquisition Corp., a blank check company incorporated as a Cayman Islands exempted company. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Rigel Resource Acquisition Holding LLC, a Cayman Islands limited liability company. References to our “initial shareholders” refer to our Sponsor and other holders of our Founder Shares prior to our Initial Public Offering.

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

We were incorporated on April 6, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to pursue an initial Business Combination with a target in the global mining industry, including operators of mines and providers of ancillary services, subject to certain limitations. This may include “green” and/or battery metals and industrial minerals mining operators, and ancillary service providers delivering innovative mineral processing technologies, or battery material technologies. Our Sponsor is Rigel Resource Acquisition Holding LLC, a Cayman Islands limited liability company.

On November 9, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 30,000,000 units (“Units” and, with respect to the ordinary shares included in the Units which were offered, the “Public Shares”), including the issuance of 2,500,000 Units as a result of the underwriter’s exercise of its over-allotment option, generating gross proceeds of $300,000,000.

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

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating our initial Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the net assets held in the Trust Account (excluding the deferred underwriting commissions). We will only complete a Business Combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants and the forward purchase securities, our shares, debt or a combination of these as the consideration to be paid in our initial Business Combination. We will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. Based on our business activities, we are a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

We will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether we will seek shareholder approval of our Business Combination or conduct a tender offer will be made by us. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per Public Share, and such amount will be increased by $0.10 per public share for any three-month extension of our time to consummate our initial Business Combination, as described herein, plus any pro rata interest then in the Trust Account). There will be no redemption rights upon the completion of a Business Combination with respect to our warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If we are unable to complete a Business Combination by May 9, 2023 (within 18 months (or up to 24 months, if applicable) from the closing of the Initial Public Offering) (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining Public Shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination within the Combination Period.

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

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets for our initial Business Combination. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial Business Combination with a target that does not meet these criteria and guidelines. We intend to acquire target businesses that we believe have one or more of the below criteria:

●	have an attractive market opportunity and supportive demand fundamentals;

●	have unique assets with sustainable competitive advantages;

●	operate in established operating jurisdictions;

●	have demonstrable, non-commodity price driven growth and value opportunities;

●	can utilize the extensive networks and insights that our management team, board of directors and Orion have built in the industry;

●	are at an inflection point, such as requiring additional management expertise, development funding or commercial scale-up, or where we believe we can drive improved financial performance and growth;

●	exhibit under-recognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the Company’s growth strategy, that we believe have been misunderstood and undervalued by the marketplace based on our analysis and due diligence review;

●	are attractively positioned within fragmented or emerging industries to drive growth through acquisitions or mergers;

●	provide innovative technological and/or ESG/sustainability solutions to the global metals value chain;

●	are ready for the public market; and

●	will offer an attractive risk-adjusted return for our shareholders.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. In addition our amended and restated memorandum and articles of association will provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the foregoing will materially affect our ability to complete our Business Combination. For more information, see the section entitled “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest.”

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within 18 months (or up to 24 months if the Sponsor exercises its extension options) from the closing of Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of such time period. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021, the SEC charged a special purpose acquisition company for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the special purpose acquisition company and its sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our sponsor will not become subject to regulatory actions related to such efforts.

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

If we have not completed our initial Business Combination within such time period or during any Extension Period (as defined below), we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our Public Shareholders may receive only $10.20 per share, or less than $10.20 per share, on the redemption of their shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval for our initial Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

Due to the number of special purpose acquisition companies, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination and/or complete our initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into Business Combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination and/or complete our initial Business Combination.

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

Of the funds available to us, we could use a portion of the funds to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreement designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we enter into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

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

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.20 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Our Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per public share in connection with any redemption of your Public Shares. None of our directors or officers will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (1) $10.20 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our Public Shareholders may be reduced below $10.20 per share.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Shareholders may be less than $10.20 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our Public Shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income earned on the funds held in the Trust Account (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Shareholders may be less than $10.20 per share. Negative interest rates could also reduce the amount of funds we have available to complete our initial Business Combination.

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

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in Business Combination transactions involving special purpose acquisition companies and private operating companies; amend the financial statement requirements applicable to Business Combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed Business Combination transactions; increase the potential liability of certain participants in proposed Business Combination transactions; and impact the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may impact the involvement of target companies and other market participants, including investment banks, may materially adversely affect our business, including our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

We may not be able to complete an initial Business Combination since such initial Business Combination may be subject to review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Our Sponsor is a Cayman limited liability company and is not controlled by a non-U.S. person. The managing member of our Sponsor is an investment fund, Orion Mine Finance Fund III LP (“Orion Mine Finance”), which is a Cayman limited partnership. Orion Mine Finance is controlled by its general partner, Orion Mine Finance GP III LP (a Cayman limited partnership) (“Orion GP”), which is ultimately controlled by U.S. persons in the United States. The owners of our Sponsor are Orion Mine Finance and Orion GP. In addition, Orion Mine Finance employs an investment manager, Orion Mine Finance Management III LLC (a Delaware limited liability company), to make investment recommendations to Orion Mine Finance. That entity is also controlled by U.S. persons and utilizes personnel in the U.S. and abroad, of which 70% are located in the U.S. Although the Company does not believe that any of the aforementioned facts or relationships regarding the Sponsor would, by themselves, subject a potential initial Business Combination to regulatory review, including review by CFIUS, if it were subject to such review because of the parties to a potential initial Business Combination or otherwise, the potential initial Business Combination could be delayed or prohibited.

If we have not completed our initial Business Combination within the allotted time period, our Public Shareholders may be forced to wait beyond such allotted time period before redemption from our Trust Account.

If we have not completed our initial Business Combination within 18 months (or up to 24 months if the Sponsor exercises its extension options) from the closing of the Initial Public Offering or during any during any extended time that we have to consummate a Business Combination beyond 18 months (or up to 24 months if the Sponsor exercises its extension options) as a result of a shareholder vote to amend our amended and restated memorandum and articles of association (an “Extension Period”), we will distribute the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses), pro rata to our Public Shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of Public Shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act (as revised) of the Cayman Islands (the “Companies Act”). In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we have not completed our initial Business Combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preference shares, par value $0.0001 per share. As of December 31, 2022, there were 470,000,000 and 42,500,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants, the forward purchase warrants or shares issuable upon the sale of the forward purchase shares, but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2022, there were no preference shares issued and outstanding.

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

In light of the involvement of our Sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors and officers. Certain of our directors and officers also serve as officers and board members for other entities, including those described under “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest.” Such entities may compete with us for Business Combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire, regarding the fairness to our company from a financial point of view of a Business Combination with one or more businesses affiliated with our Sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our Public Shareholders as they would be absent any conflicts of interest.

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

Unlike some blank check companies, if

i.	we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination (excluding any issuance of forward purchase securities) at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”),

ii.	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the completion of our initial Business Combination (net of redemptions), and

iii.	the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price applicable to our warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price applicable to our warrants will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial Business Combination with a target business.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

In particular, in response to Russia’s invasion of Ukraine, the United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals. This rising conflict and the resulting market volatility could adversely affect global economic, political and market conditions. Additionally, tensions between the United States and China have led to increased tariffs and trade restrictions. The United States has imposed economic sanctions on certain Chinese individuals and entities and restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. These and other global and regional conditions may adversely impact our business and our ability to find an attractive target businesses with which to consummate our initial Business Combination.

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

Our operations are dependent upon a relatively small group of individuals and in particular, Oskar Lewnowski, Chairman of our board of directors and our Chief Executive Officer. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial Business Combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business endeavors, including identifying potential Business Combinations and monitoring the related due diligence. For a discussion of certain of our officers’ and directors’ other business endeavors, please see “Item 10. - Directors, Executive Officers and Corporate Governance.” We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

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

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our officers and directors may be engaged in several other business endeavors for which he may be entitled to, or otherwise expect to receive, substantial compensation or other economic benefit and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. In particular, all of our officers and certain of our directors have fiduciary and contractual duties to certain companies in which either of them has invested or are otherwise affiliated with, including companies in industries we may target for our initial Business Combination. Certain of our independent directors also serve as officers and/or board members for other entities. Our officers’ and directors’ other business affairs, as applicable, may require them to devote substantial amounts of time to such affairs. This could limit our officers’ and directors’ ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial Business Combination. For a discussion of our officers’ and directors’ other business endeavors, please see “Item 10. - Directors, Executive Officers and Corporate Governance.”

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

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. - Directors, Executive Officers and Corporate Governance,” “Item 10. - Directors, Executive Officers and Corporate Governance - Conflicts of Interest” and “Item 13. - Certain Relationships and Related Party Transactions - Administrative Services Agreement.”

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

General Risk Factors

We have no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our taxable year ended December 31, 2022, our current taxable year, and our subsequent taxable years may depend upon the status of an acquired company pursuant to a Business Combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our taxable year ended December 31, 2022, our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

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

We previously identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our management previously evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021 and noted the following deficiencies that we believe to be material weaknesses in internal controls over financial reporting as (i) certain operating expenses were incorrectly recorded, and (ii) offering costs during the consummation of the Initial Public Offering were incorrectly valued. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. We have remediated the material weakness as described above, and as such our management has concluded that our internal control over financial reporting was effective as of December 31, 2022. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. While we have taken a number of measures to remediate the material weakness and have deemed the controls effective as of December 31, 2022, if we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. If our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by NYSE, the SEC or other regulatory authorities. Failure to timely file would cause us to be ineligible to utilize short form registration statements on Form F-3 or Form F-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. If any of these events were to occur, it could have a material adverse effect on our business.

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

As a result of such material weakness described above and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results. We reevaluated the accounting treatment of our 15,000,000 public warrants and 14,000,000 Private Placement Warrants and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2022, contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our Warrants. ASC 815, “Derivatives and Hedging,” provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

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

In connection with the consummation of the Initial Public Offering, we entered into a forward purchase agreement with Orion Mine Finance, an affiliate of our Sponsor, pursuant to which Orion Mine Finance will commit, subject to approval of its investment committee as well as customary closing conditions, that it (or its permitted transferees) will purchase from us up to 5,000,000 forward purchase Units, consisting of one Class A ordinary share, or a forward purchase share, and one-half of one warrant to purchase one Class A ordinary share, or a forward purchase warrant, for $10.00 per unit, or an aggregate amount of up to $50,000,000, in a Private Placement that will close concurrently with the closing of our initial Business Combination. The proceeds from the sale of these forward purchase Units, together with the amounts available to us from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by us in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Business Combination company for working capital or other purposes. The forward purchase shares will be identical to the Class A ordinary shares included in the Units which were sold in the Initial Public Offering, except that they will be subject to transfer restrictions and registration rights, as described herein. The forward purchase warrants will entitle the holder thereof to purchase one Class A ordinary share at $11.50 per share and will have the same terms as the Private Placement Warrants so long as they are held by the affiliate of our Sponsor or its permitted assignees and transferees.

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

While the implied value of our Public Shares may be diluted, the implied value of $8.16 per share in the example above would represent a significant implied profit for our Sponsor and its affiliate relative to the initial purchase price of the Founder Shares. Our Sponsor and its affiliate have invested an aggregate of $14,025,000 in us in connection with the Initial Public Offering, comprised of the $25,000 purchase price for the Founder Shares and the $14,000,000 purchase price for the Private Placement Warrants. At $8.16 per share, the 7,500,000 Founder Shares would have an aggregate implied value of $61,200,000. As a result, even if the trading price of our ordinary shares significantly declines (whether because of a substantial amount of redemptions of our Public Shares or for any other reason), our Sponsor and its affiliate will stand to make significant profit on its investment in us. In addition, our Sponsor and its affiliate could potentially recoup its entire investment in us even if the trading price of our ordinary shares were as low as $1.88 per share and even if the Private Placement Warrants are worthless. As a result, our Sponsor and its affiliate is likely to make a substantial profit on its investment in us even if we select and consummate an initial Business Combination that causes the trading price of our ordinary shares to decline, while our Public Shareholders who purchased their Units in the Initial Public Offering could lose significant value in their Public Shares. Our Sponsor and its affiliate may therefore be economically incentivized to consummate an initial Business Combination with a riskier, weaker-performing or less-established target business than would be the case if our Sponsor and its affiliate had paid the same per share price for the Founder Shares as our Public Shareholders paid for their Public Shares.

We may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise with respect to our Business Combinations and certain other transactions. Any salary or fee in connection with such engagement may be conditioned upon the completion of such transactions. This financial interest in the completion of such transactions may influence the advice such entity provides.

We may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial Business Combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions. Pursuant to any such engagement, such person or entity may earn its salary or fee upon closing of the initial Business Combination. The payment of such salary or fee would likely be conditioned upon the completion of the initial Business Combination. Therefore, such persons or entities may have additional financial interests in the completion of the initial Business Combination. These financial interests may influence the advice such entity provides us, which advice would contribute to our decision on whether to pursue a Business Combination with any particular target.

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

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of this Annual Report. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

The failure of any bank in which we deposit our funds could have an adverse effect on our financial condition.

We deposit substantial funds in financial institutions and may, from time to time, maintain cash balances at such financial institutions in excess of the Federal Deposit Insurance Corporation limit. In recent weeks, there has been significant volatility and instability among banks and financial institutions. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver, and for a period of time, customers of the bank did not have access to their funds and there was uncertainty as to when, if at all, customers would have access to funds in excess of the FDIC insured amounts. Should one or more of the financial institutions at which our deposits are maintained fail, there is no guarantee as to the extent that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise, or the timing of any recovery.

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

a) Market Information

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

b) Holders

As of March 20, 2023, there was one holder of record of our Class A ordinary shares, and seven holders of record of our Class B ordinary shares.

c) Dividends

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

d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

e) Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 14,000,000 warrants (the “Private Placement Warrants”) - 11,300,000 to Rigel Resource Acquisition Holding LLC (the “Sponsor”), 100,000 to Nathanael Abebe, 35,000 to Christine Coignard, 25,000 to Kelvin Dushnisky and 200,000 to L. Peter O’Hagan - at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $14,000,000. The Sponsor assigned 2,340,000 private placement warrants to Orion Mine Finance GP III LP (an affiliate of the Sponsor) at the time of the initial closing at a purchase price of $1.00 per Private Placement Warrant.

A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of the Private Placement Warrants - 11,300,000 to the Sponsor, 100,000 to Nathanael Abebe, 35,000 to Christine Coignard, 25,000 to Kelvin Dushnisky and 200,000 to L. Peter O’Hagan - at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $14,000,000. The Sponsor assigned 2,340,000 private placement warrants to Orion Mine Finance GP III LP (an affiliate of the Sponsor) at the time of the initial closing at a purchase price of $1.00 per Private Placement Warrant.

In connection with the Initial Public Offering, we incurred offering costs of approximately $20,513,096 (including underwriting fee of $6.0 million, deferred underwriting commissions of approximately $10.5 million, Class B shares transferred to an affiliate of $2,473,848, the forward purchase agreement of $453,701 and other costs of $1,085,547). Other incurred offering costs of $1,085,547 consisted principally of professional and preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, approximately $306,900,000 of the net proceeds from our Initial Public Offering and certain of the proceeds from the Private Placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Annual Report.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Rigel Resource Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1.A. Risk Factors” and elsewhere in this Annual Report.

Results of Operations

As of December 31, 2022, we have neither engaged in any operations nor generated any revenues. Our only activities since April 6, 2021 (inception) through December 31, 2022 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for our Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We will generate non-operating income in the form of interest income on marketable securities held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence on prospective Business Combination candidates.

For the year ended December 31, 2022, we had net income of $16,278,508 which consists of a gain in fair value of the derivative liabilities of $13,124,376, a gain in fair value of the convertible note of $63,700 and interest income on marketable securities held in the trust account of $4,485,142, partially offset by operating costs of $1,394,710.

For the period April 6, 2021 (inception) through December 31, 2021, we had a net income of $13,973,667, which consists of a gain in fair value of the derivative liabilities of $19,967,480, a gain on the unexercised over-allotment option of $227,783 and interest income on marketable securities held in the trust account of $3,684 offset by operating costs of $414,120, the excess fair value of the Private Warrants and forward purchase agreement over the proceeds received of $4,597,701 and transaction costs allocable to derivative and over-allotment liabilities of $1,213,459.

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

As of December 31, 2022, we had marketable securities held in the trust account of $310,488,798, consisting of U.S. Treasury Bills with a maturity of 180 days or less.

As of December 31, 2021, we had marketable securities held in the trust account of $306,003,656 consisting of U.S. Treasury Bills with a maturity of 180 days or less.

For the year ended December 31, 2022, cash used in operating activities was $1,554,397. Net income was $16,278,508 primarily as a result of a gain in fair value of convertible note of $63,700, a gain in fair value of the derivative liabilities of $13,124,376 and interest income on marketable securities held in the trust account of $4,485,142. Changes in operating assets and liabilities used cash of $159,688 in operating activities.

For the period from April 6, 2021 (inception) through December 31, 2021, cash used in operating activities was $68,507. Net income was $13,973,667, primarily as a result of a gain in fair value of the derivative warrant liabilities of $19,967,480, a gain on the unexercised over-allotment option of $227,783 and interest income on marketable securities held in the trust account of $3,684. Changes in operating assets and liabilities provided $83,939 of cash from operating activities. Share based compensation of $261,646, the excess fair value of the Private Warrants and forward purchase agreement over the proceeds received of $4,597,701 and transaction costs allocable to derivative and over-allotment liabilities of $1,213,459 offset the net income components.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to make permitted withdrawals. To the extent that our capital shares or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $109,595 held outside the trust account. We intend to use the funds held outside the trust account primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an initial Business Combination.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, administrative and support services, under which we began incurring fees on November 9, 2021 and will continue to incur fees monthly for up to until the earlier of the completion of our initial Business Combination or our liquidation.

The underwriter is entitled to a deferred underwriting commission of $10,500,000. The deferred fee will be waived by the underwriter in the event that we do not complete an initial Business Combination, subject to the terms of the underwriting agreement.

As of December 31, 2022 and 2021, the Company had incurred legal fees related to the Initial Public Offering and general corporate services of approximately $584,300 and $378,300, respectively. Approximately $378,300 of these fees will only become due and payable upon the consummation of a Business Combination. The outstanding balance of the legal fees is in accrued offering costs of approximately $378,300 and accrued expenses of approximately $206,000 on the balance sheets.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, the Class A ordinary shares subject to possible redemption in the amount of approximately $310,488,798 and $306,003,656 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

Net income per share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares during the period. The Company applies the two-class method in calculating earnings per share. Earnings are shared pro rata between the two classes of shares. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) Private Placement and (iii) embedded conversion feature of the related party convertible promissory note, since the strike prices of these instruments are out of the money. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 15,000,000 Class A ordinary shares in the aggregate.

Convertible Promissory Note

The Company accounts for their convertible promissory note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for their convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the statements of operations.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (November 9, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants, the Private Placement Warrants and Forward Purchase Agreement are derivative instruments. As the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement meet the definition of a derivative, the Public Warrants, the Private Placement Warrants and Forward Purchase Agreement are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change.

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

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9.A. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

Remediation of Material Weakness

In response to the previously identified material weakness, the Company designed and implemented remediation measures to address the material weaknesses identified and enhanced its internal control over financial reporting. The Company has enhanced its financial reporting processes to better identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to its financial statements, by, among other things, devoting additional resources to the improvement of our internal control over financial reporting as it relates to the accounting treatment for complex financial instruments. We have also added additional layers of management oversight on the payment of operating expenses including, but not limited to, additional review of counterparty agreements and contracts and reconciliation to invoices. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of December 31, 2022.

Management’s Annual Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of the Evaluation Date. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of the Evaluation Date, our Company’s internal control over financial reporting was deemed effective.

Changes in Internal Control over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2022, covered by this Annual Report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B. Other Information.

None.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officer are as follows:

Name	Age	Title
Oskar Lewnowski	57	Chairman of the Board of Directors
Jonathan Lamb	38	Chief Executive Officer, Director
Nathanael Abebe	37	President, Director
Jeff Feeley	44	Chief Financial Officer
Christine Coignard	59	Director
Kelvin Dushnisky	59	Director
L. Peter O’Hagan	60	Director
Timothy Keating	49	Director

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

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to this Annual Report. We have also posted a copy of our Code of Ethics and the charters of our audit committee, compensation committee and nominating and corporate governance committee on our website (rigelresource.com) under “Investor Resources - Corporate Governance.” Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You are able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities (including other special purpose acquisition companies they are or may become involved with) pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. See “Item 1.A. Risk Factors - Risks Relating to Our Management Team and Conflicts of Interest - Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue Business Combination opportunities or complete our initial Business Combination. You should not rely on the historical record of our founders’ and management’s performance as indicative of our future performance. See “Item 1.A. Risk Factors - General Risk Factors - Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in the Company.”

Potential investors should also be aware of the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a description of our management’s other affiliations, see “Item 10. - Directors, Executive Officers and Corporate Governance.”

●	Our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial Business Combination within 18 months (or up to 24 months if the Sponsor exercises its extension options) after the closing of Initial Public Offering or during any Extension Period. However, if our initial shareholders (or any of our directors, officers or affiliates) acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to consummate our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. Pursuant to a letter agreement that our initial shareholders, directors and officers have entered into with us, with certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (1) one year after the completion of our initial Business Combination; and (2) subsequent to our initial Business Combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial Business Combination. Since our Sponsor and directors and officers may directly or indirectly own ordinary shares and warrants following the Initial Public Offering, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Business Combination.

●	Our directors and officers may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial Business Combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors and officers currently have fiduciary duties or contractual obligations that may pose a conflict of interest with us:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us at March 20, 2023 with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our directors and officers; and

●	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of March 20, 2023.

	Class A Ordinary Shares		Class B Ordinary Shares(2)
Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares	Number of Ordinary Shares Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares
Rigel Resource Acquisition Holding LLC (our Sponsor)(3)	-	-	5,905,000	78.73%
Oskar Lewnowski(3)	-	-	7,075,000	94.33%
Jonathan Lamb	-	-	-	-
Nathanael Abebe	-	-	155,000	*
Jeff Feeley	-	-	-	-
Christine Coignard	-	-	52,500	*
Kelvin Dushnisky	-	-	47,500	*
L. Peter O’Hagan	-	-	135,000	*
Timothy Keating	-	-	35,000	*
All directors and officers as a group (eight individuals)	-	-	7,500,000	100.0%

Five Percent Holders
Sculptor Capital LP(4)	2,263,185	7.54%	-	-
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust(5)	2,000,000	6.67%	-	-
Saba Capital Management, L.P.(6)	1,522,359	5.07%	-	-
Aristeia Capital, L.L.C.(7)	1,540,756	5.14%	-	-

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Rigel Resource Acquisition Corp., 7 Bryant Park, 1045 Avenue of the Americas, Floor 25, New York, NY 10018.
(2)	Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-260356).
(3)	Rigel Resource Acquisition Holding LLC, our Sponsor, is the record holder of the Class B ordinary shares reported herein. The sole member of the Sponsor is Orion Mine Finance Fund III, LP, a limited partnership whose general partner is Orion Mine Finance GP III LP. Orion Mine Finance GP III LP is a limited partnership whose general partner is a limited liability company of which Oskar Lewnowski is indirectly the sole voting member. Mr. Lewnowski, by virtue of his indirect voting control of Orion Mine Finance Fund III LP has the investment and voting control of Rigel Resource Acquisition Holding LLC, and therefore may be deemed to have beneficial ownership of the ordinary shares held directly by our Sponsor. Orion Mine Finance GP III LP directly holds 1,170,000 Founder Shares as a permitted transferee under the letter agreement.
(4)	According to a Schedule 13G filed with the SEC on February 14, 2023, Sculptor Capital LP, Sculptor Capital II LP, Sculptor Capital Holding Corp., Sculptor Capital Holding II LLC and Sculptor Capital Management, Inc. have shared voting and dispositive power with regard to 2,263,185 Class A ordinary shares, Sculptor Master Fund, Ltd. and Sculptor Special Funding, LP have shared voting and dispositive power with regard to 1,243,685 Class A ordinary shares and Sculptor SC II LP has shared voting and dispositive power with regard to 1,019,500 Class A ordinary shares. The business address of these reporting persons is 9 West 57th Street, New York, NY 10019.

(5)	According to a Schedule 13G filed with the SEC on February 8, 2022, Calamos Market Neutral Income Fund, a series of Calamos Investment Trust has sole voting and dispositive power over the Class A ordinary shares reported herein. The business address of these reporting persons is 2020 Calamos Court, Naperville, IL 60563.
(6)	According to a Schedule 13G filed with the SEC on June 16, 2022, Saba Capital Management, L.P., Boaz R. Weinstein and Saba Capital Management GP, LLC have shared voting and dispositive power over the Class A ordinary shares reported herein. The business address of these reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(7)	According to a Schedule 13G filed with the SEC on February 13, 2023, Aristeia Capital, L.L.C. has sole voting and dispositive power over the Class A ordinary shares reported herein. The business address of these reporting persons is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On May 6, 2021, the Sponsor received the Founder Shares in exchange for cash of $25,000. On July 13, 2021, our Sponsor transferred 35,000 Founder Shares to each of an entity owned by Christine Coignard, Kelvin Dushnisky, L. Peter O’Hagan, and Timothy Keating, our independent directors. On that date, our Sponsor also transferred 135,000 Founder Shares to Nathanael Abebe, our President, at their original per-share purchase price. On October 16, 2021, our Sponsor transferred 100,000 Founder Shares to L. Peter O’Hagan, 17,500 Founder Shares to an entity owned by Christine Coignard and 12,500 Founder Shares to Kelvin Dushnisky, at their original per-share purchase price. On that date, our sponsor also transferred 20,000 Founder Shares to Nathanael Abebe, at their original per-share purchase price. Upon transfer of these shares on July 13, 2021, the Company recorded $124,168 of share-based compensation in accordance with ASU 2018-07. The October 16, 2021 transfers were valued and share-based compensation of $137,478 was recorded.

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

If we do not complete an Initial Business Combination within 18 months (or up to 24 months, if applicable) from the closing of the Initial Public Offering or during any Extension Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our Public Shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

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

Related Party Notes

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). On May 18, 2022, the Company entered into a Convertible Promissory Note with the Sponsor with a principal amount of up to $1,500,000 to evidence such Working Capital Loans. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022, there was $300,000 outstanding under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, the Company recorded $120,000 of administrative fees. During the period ended December 31, 2021, the Company recorded $17,500 of administrative fees.

Item 14. Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year Ended December 31, 2022		For the Period from April 6, 2021 (Inception) through December 31, 2021
Audit Fees(1)		$108,150	94,760
Audit-Related Fees(2)		$-
Tax Fees(3)		$-
All Other Fees(4)		$-
Total	$

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and the period from April 6, 2021 (inception) through December 31, 2021, including services in connection with our Initial Public Offering. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum for tax planning and tax advice during the year ended December 31, 2022 and the period from April 6, 2021 (inception) through December 31, 2021.
(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related to the potential Business Combination. We did not pay Marcum for other services during the year ended December 31, 2022 and the period from April 6, 2021 (inception) through December 31, 2021.

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements:

(2)	Financial Statement Schedules: None.

(3)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed, furnished or incorporated by reference as part of this Annual Report.

No.	Description of Exhibits
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(1)	Warrant Agreement, dated November 4, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2(2)	Description of the Company’s Securities.
14.1(2)	Code of Ethics and Business Conduct of the Company.
10.1(3)	Convertible Promissory Note, dated as of May 18, 2022, by and between Rigel Resource Acquisition Corp. and Rigel Resource Acquisition Holding LLC.
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 9, 2021.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2022.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 24, 2022.

Item 16. Form 10-K Summary.

None.

Rigel Resource Acquisition Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Rigel Resource Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rigel Resource Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from April 6, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from April 6, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and does not have adequate liquidity to sustain operations. In addition, the Company currently has less than 12 months from the date the financial statements were issued to complete a business combination transaction. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Los Angeles, CA
March 24, 2023

Rigel Resource Acquisition Corp.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$109,595	$1,675,601
Prepaid expenses	481,630	26,022
Other current assets	-	572,539
Total Current Assets	591,225	2,274,162

Other assets	-	489,807
Investments held in the Trust Account	310,488,798	306,003,656
Total Assets	$311,080,023	$308,767,625

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$405,882	$1,172,307
Accrued offering costs	393,324	804,655
Advances from related parties	99,722	-
Convertible promissory note - related party	236,300	-
Total Current Liabilities	1,135,228	1,976,962

Derivative liabilities	4,945,845	18,070,221
Deferred underwriting commission	10,500,000	10,500,000
Total Liabilities	16,581,073	30,547,183

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption; 30,000,000 shares (at redemption value of $10.20 per share)	310,488,798	306,003,656

Shareholders’ deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, no shares issued and outstanding at December 31, 2022 and 2021 (excluding 30,000,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 7,500,000 shares issued and outstanding at December 31, 2022 and 2021	750	750
Additional paid-in capital	-	-
Accumulated deficit	(15,990,598)	(27,783,964)
Total Shareholders’ Deficit	(15,989,848)	(27,783,214)
Total Liabilities, Ordinary Shares subject to Possible Redemption and Shareholders’ Deficit	$311,080,023	$308,767,625

The accompanying notes are an integral part of these financial statements.

Rigel Resource Acquisition Corp.

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Period from April 6, 2021 (Inception) Through
	December 31,	December 31,
	2022	2021
EXPENSES
Administration fee - related party	$120,000	$17,500
General and administrative	1,274,710	396,620
TOTAL EXPENSES	1,394,710	414,120

OTHER INCOME (EXPENSE)
Income earned on Investments held in Trust Account	4,485,142	3,684
Transaction costs allocable to warrant liability; over-allotment liability and forward purchase agreement	-	(1,213,459)
Fair value of Private Warrants and forward purchase agreement in excess of proceeds received	-	(4,597,701)
Gain on unexercised over-allotment option	-	227,783
Change in fair value of convertible promissory note - related party	63,700	-
Change in fair value of derivative liabilities	13,124,376	19,967,480
TOTAL OTHER INCOME, NET	17,673,218	14,387,787

Net income	$16,278,508	$13,973,667

Weighted average number of Class A ordinary shares outstanding, basic and diluted	30,000,000	5,799,257
Basic and diluted net income per Class A ordinary share	$0.43	$1.07

Weighted average number of Class B ordinary shares outstanding, basic and diluted	7,500,000	7,315,869
Basic and diluted net income per Class B ordinary share	$0.43	$1.07

The accompanying notes are an integral part of these financial statements.

Rigel Resource Acquisition Corp.

STATEMENTS OF CHANGES IN SHareHOLDERS’ DEFICIT

FOR THE YEAR ended DECEMBER 31, 2022 AND THE PERIOD FROM aPRIL 6, 2021
(INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of April 6, 2021 (inception)	-	$-	$-	$-	$-

Issuance of Class B ordinary shares to Sponsor	7,906,250	791	24,209	-	25,000

Share based compensation	-	-	261,646	-	261,646

Forfeiture of Class B ordinary shares upon expiration of overallotment option	(406,250)	(41)	41	-	-

Remeasurement adjustment of Class A ordinary shares to redemption value	-	-	(285,896)	(41,753,975)	(42,039,871)

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(3,656)	(3,656)

Net income	-	-	-	13,973,667	13,973,667

Balance as of December 31, 2021	7,500,000	750	-	(27,783,964)	(27,783,214)

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(4,485,142)	(4,485,142)

Net income	-	-	-	16,278,508	16,278,508

Balance as of December 31, 2022	7,500,000	$750	$-	$(15,990,598)	$(15,989,848)

The accompanying notes are an integral part of these financial statements.

Rigel Resource Acquisition Corp.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period From April 6, 2021 (Inception) Through December 31, 2021
Cash Flows From Operating Activities:
Net income	$16,278,508	$13,973,667
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(4,485,142)	(3,656)
Change in fair value of derivative liabilities	(13,124,376)	(19,967,480)
Change in fair value of convertible promissory note - related party	(63,700)	-
Gain on unexercised over-allotment option	-	(227,783)
Fair value of Private Warrants and forward purchase agreement in excess of proceeds received	-	4,597,701
Transaction costs allocable to warrant liabilities	-	1,213,459
Share based compensation	-	261,646
Changes in operating assets and liabilities:
Prepaid expenses	(455,608)	(26,022)
Other current assets	572,539	(572,539)
Other assets	489,807	(489,807)
Accounts payable and accrued expenses	(766,425)	1,172,307
Net Cash Used In Operating Activities	(1,554,397)	(68,507)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	-	(306,000,000)
Net Cash Used In Investing Activities	-	(306,000,000)

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	-	294,000,000
Proceeds from sale of Private Placement Warrants and forward purchase agreement	-	14,000,000
Proceeds from related party payables	99,722	238,405
Repayment of related party payables	-	(238,405)
Proceeds from convertible promissory note – related party	300,000	-
Proceeds from issuance of Class B ordinary shares to Sponsor	-	25,000
Payment of offering costs	(411,331)	(280,892)
Net Cash (Used In) Provided By Financing Activities	(11,609)	307,744,108

Net change in cash	(1,566,006)	1,675,601
Cash at beginning of period	1,675,601	-
Cash at end of period	$109,595	$1,675,601

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$-	$10,500,000
Offering costs included in accrued offering costs	$-	$804,655
Class A Ordinary Shares remeasurement adjustment	$-	$42,039,871
Current period accretion to redemption value	$4,485,142	$3,656

The accompanying notes are an integral part of these financial statements.

RIGEL RESOURCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

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

All activity for the period from April 6, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and the search for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On November 9, 2021, the Company consummated the Initial Public Offering of 27,500,000 units (“Units” and, with respect to the ordinary shares included in the Units which were offered, the “Public Shares”), generating gross proceeds of $275,000,000, which is described in Note 3.

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

As of November 9, 2021, transaction costs amounted to $17,585,547 consisting of $6,000,000 of underwriting fees in cash, $10,500,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $1,085,547 of costs related to the Initial Public Offering. Cash of $109,595 was held outside of the Trust Account on December 31, 2022 and was available for working capital purposes. As described in Note 6, the $10,500,000 deferred underwriting fees are contingent upon the consummation of the Business Combination by May 9, 2023 or November 9, 2023 if an extension option is elected.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the net assets held in the Trust Account (as defined above) (excluding the deferred underwriting commissions). The Company will only complete a Business Combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval for a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per Public Share, and such amount will be increased by $0.10 per public share for any three-month extension of our time to consummate our initial Business Combination, as described herein, plus any pro rata interest then in the Trust Account). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

If the Company has not completed a Business Combination within 18 months (or up to 24 months, if applicable) from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.20 per Public Share following the closing of the Initial Public Offering, $10.30 per public share after 18 months from the closing of the Initial Public Offering, or $10.40 per public share after 21 months from the closing of the Initial Public Offering, as applicable; and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share, due to reductions in the value of trust assets. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Considerations

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination transaction. If the Company is unsuccessful in consummating an initial Business Combination within 18 months from the closing of the Initial Public Offering (May 9, 2023), per the mandatory liquidation requirement, the Company must cease all operations, redeem the Public Shares and thereafter liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company does not have adequate liquidity to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and other events (such as the invasion by Russia of Ukraine and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Investments held in Trust Account

At December 31, 2022 and 2021, the Company had approximately $310.5 million and $306.0 million in treasury securities held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, the Class A ordinary shares subject to possible redemption in the amount of approximately $310,500,000 and $306,000,000 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

Net income per share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares during the period. The Company applies the two-class method in calculating earnings per share. Earnings are shared pro rata between the two classes of shares. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) Private Placement and (iii) embedded conversion feature of the related party convertible promissory note, since the strike prices of these instruments are out of the money. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 15,000,000 Class A ordinary shares in the aggregate.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended	For the Period from April 6, 2021 (inception) through
	December 31,	December 31,
	2022	2021
Class A ordinary shares
Numerator; Income allocable to Class A ordinary shares	$13,022,806	$6,178,887
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	5,799,257
Basic and diluted net income per ordinary share	$0.43	$1.07

Class B ordinary shares
Numerator: Income allocable to Class B ordinary shares	$3,255,702	$7,794,780
Denominator:
Basic and diluted weighted average shares outstanding	7,500,000	7,315,869
Basic and diluted net income per share, Class B ordinary share	$0.43	$1.07

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Convertible Promissory Note

The Company accounts for their convertible promissory note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under ASC 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for their convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the statements of operations.

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature, except for the convertible promissory note, warrant liabilities and the Forward Purchase Agreement (see Note 9).

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

Founder Shares

On May 6, 2021, the Sponsor received 7,187,500 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for cash of $25,000. On November 4, 2021, the board of directors of the Company authorized a share dividend of 718,750 Founder Shares, resulting in the shareholders of the Founder Shares holding an aggregate of 7,906,250 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the share dividend. The Founder Shares included an aggregate of up to 1,031,250 shares subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriter exercised a portion of the over-allotment option in connection with the initial closing of the Initial Public Offering on November 9, 2021; as a result of the expiration of the over-allotment option, the Sponsor forfeited 406,250 Founder Shares pursuant to the terms of the underwriting agreement. As of December 31, 2022 and 2021, there were 7,500,000 Founders shares outstanding.

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

Advances from Related Parties

The Sponsor paid certain formation and operating costs on behalf of the Company. These advances were due on demand and are non-interest bearing. During the period ended December 31, 2021, the related party paid $25,000 of formation costs on behalf of the Company. The Company repaid the outstanding amount in full in November 2021. During the year ended December 31, 2022, related parties paid $99,722 of operating costs on behalf of the Company. As of December 31, 2022 and 2021, the amount due to the related parties was $99,722 and $0, respectively.

Promissory Note - Related Party

On May 6, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company was able to borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. During the period ended December 31, 2021, the Company borrowed and repaid a total of $238,405 under the note. As of December 31, 2022 and 2021, there was no balance outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

General and Administrative Services

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended 2022 and the period from April 6, 2021 (inception) through December 31, 2021, the Company recorded $120,000 and $17,500 of administrative fees, respectively. As of December 31, 2022 and 2021, $137,500 and $17,500, respectively, was outstanding and is included in accounts payable and accrued expenses on the accompanying balance sheets.

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

On May 18, 2022, the Company entered into a Working Capital Loan with the Sponsor. On May 20, 2022, the Sponsor advanced $300,000 to the Company under the Working Capital Loan. As of December 31, 2022 and 2021, there was $300,000 and $0 outstanding under the Working Capital Loans, respectively, and is included in convertible promissory note - related party on the accompanying balance sheets.

Management determined that there was an embedded conversion feature related to the note that would require fair value treatment under ASC 815-15-25 and the note should be measured at fair value at issuance and at each reporting date. At December 31, 2022, the fair value of the note was $236,300, which resulted in a change in fair value of the note of $63,700 for the year ended December 31, 2022, respectively, which is reflected on the statements of operations.

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

The forward purchase warrants will entitle the holder thereof to purchase one Class A ordinary share at $11.50 per share and will have the same terms as the Private Placement Warrants so long as they are held by the affiliate of our sponsor or its permitted transferees, and the forward purchase shares will be identical to the Class A ordinary shares included in the Units which were sold in the Initial Public Offering, except the forward purchase shares will be subject to transfer restrictions and certain registration rights.

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

The Company classifies the Forward Purchase Agreement as a liability upon execution of the agreement, in accordance with the guidance contained in ASC 815-40, at its fair value and will allocate a portion of the proceeds from the issuance of the Units equal to its fair value determined by the modified Black Scholes model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. Upon issuance of the Forward Purchase Agreement, the Company recorded a derivative liability of $453,701. As of December 31, 2022 and 2021, the fair value of the Forward Purchase Agreement was $2,045,845 and $670,221, respectively, which is included in derivative liabilities on the balance sheets. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the Forward Purchase Agreement will be reclassified as of the date of the event that causes the reclassification. During the year ended December 31, 2022, the Company recorded loss of $1,375,624 for the change in fair value which is included in change in fair value of derivative liabilities on the accompanying statements of operations.

Vendor Agreements

As of December 31, 2022 and 2021, the Company had incurred legal fees related to the Initial Public Offering and general corporate services of approximately $584,300 and $378,300, respectively. Approximately $378,300 of these fees will only become due and payable upon the consummation of a Business Combination. The outstanding balance of the legal fees is in accrued offering costs of approximately $378,300 and accrued expenses of approximately $206,000 on the balance sheets.

NOTE 7.	SHAREHOLDERS’ DEFICIT

Preferred Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 30,000,000 shares of Class A ordinary shares issued and outstanding and classified in temporary equity on the balance sheets.

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 7,500,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in the Trust Account	1	$310,488,798	$306,003,656

Liabilities:
Convertible promissory note - related party	3	$236,300	$-

Warrant liability - Private Placement Warrants	2	1,400,000	8,400,000
Warrant liability - Public Warrants	1	1,500,000	9,000,000
Forward Purchase Agreement	3	2,045,845	670,221
Total Derivative liabilities		$4,945,845	$18,070,221

The Convertible promissory note - related party, the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement were accounted for as liabilities in accordance with ASC 815-40 and are presented within convertible note and derivative liabilities on the balance sheets. The convertible note is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of convertible note in the statements of operations. The warrant liabilities and Forward Purchase Agreement are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liabilities in the statements of operations.

Upon initial issuance and December 31, 2022, the Company used a modified Black Scholes model to value the Convertible Note. As of December 31, 2022, the Convertible Note was classified as Level 3 on the Fair Value Hierarchy.

Upon initial issuance, the Public Warrants and the Private Placement Warrants used the Monte Carlo simulation model and the modified Black-Scholes model, respectively The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B ordinary shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. As of December 31, 2022 and 2021, the Public and Private Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 and Level 2, respectively, on the Fair Value Hierarchy.

The Forward Purchase Agreement was valued using a valuation method which considers the reconstructed unit price (the total fair value of ordinary shares and half the Private Warrant value) and multiple assumptions such as risk-free rate and time to Initial Business Combination. As of December 31, 2022 and 2021, the Forward Purchase Agreement was classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period April 6, 2021 (inception) through December 31, 2022:

Fair Value Measurement Using Level 3 Inputs Total
Balance, Fair value at April 6, 2021 (inception)	$-
Derivative liabilities recorded on issuance of derivative warrants and forward purchase agreement	38,037,701
Transfer to Level 1	(19,440,000)
Transfer to Level 2	(18,144,000)
Change in fair value of forward purchase agreement	216,520
Balance, December 31, 2021	670,221
Proceeds received from issuance of convertible note	300,000
Change in fair value of convertible promissory note - related party	(63,700)
Change in fair value of forward purchase agreement	1,375,624
Balance, December 31, 2022	2,282,145

The key inputs into the discount model for the Convertible Promissory Note were as follows:

December 31, 2022
Volatility	9.24 - 175.59%
Risk-free interest rate	2.58 - 4.66%
Expected life of convertible promissory note	0.42 - 0.78 years
Dividend yield	0%
Probability of business combination	80.0%

The key inputs into the discount model for the Forward Purchase Agreement were as follows:

	December 31, 2022	December 31, 2021
Risk-free interest rate	4.66%	0.33%
Expected life of forward purchase agreement	0.42 years	0.84 years
Dividend yield	0%	0%
Probability of business combination	80.0%	80.0%

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Convertible Promissory Note	Private Placement Warrants	Public Warrants	Forward Purchase Agreement	Over-allotment Option	Total
Fair value at April 6, 2021 (inception)	$-	$-	$-	$-	$-	$-
Initial measurement at November 9, 2021	-	18,144,000	19,440,000	453,701	227,783	38,265,484
Change in fair value	-	(9,744,000)	(10,440,000)	216,520	-	(19,967,480)
Gain on unexercised over-allotment option	-	-	-	-	(227,783)	(227,783)
Fair value at December 31, 2021	-	8,400,000	9,000,000	670,221	-	$18,070,221
Proceeds received from issuance of convertible note	300,000	-	-	-	-	300,000
Change in fair value	(63,700)	(7,000,000)	(7,500,000)	1,375,624	-	(13,188,076)
Fair value at December 31, 2022	$236,300	$1,400,000	$1,500,000	$2,045,845	$-	$5,182,145

NOTE 10.	SUBSEQUENT EVENTS

On February 21, 2023 the Company drew down $250,000 on the Working Capital Loans, which brings the total outstanding balance under the Working Capital Loans to $550,000 as of the date the financial statements were issued. The Company’s management has evaluated all other subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued and did not identify any additional subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rigel Resource Acquisition Corp.

Date: March 24, 2023	By:	/s/ Jonathan Lamb
Jonathan Lamb
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jonathan Lamb
Name:	Jonathan Lamb
Title:	Chief Executive Officer (Principal Executive Officer and Director)
Date:	March 24, 2023

/s/ Jeff Feeley
Name:	Jeff Feeley
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 24, 2023

/s/ Oskar Lewnowski
Name:	Oskar Lewnowski
Title:	Chairman of the Board of Directors
Date:	March 24, 2023

/s/ Nathanael Abebe
Name:	Nathanael Abebe
Title:	Director
Date:	March 24, 2023

/s/ Christine Coignard
Name:	Christine Coignard
Title:	Director
Date:	March 24, 2023

/s/ Kelvin Dushnisky
Name:	Kelvin Dushnisky
Title:	Director
Date:	March 24, 2023

/s/ L. Peter O’Hagan
Name:	L. Peter O’Hagan
Title:	Director
Date:	March 24, 2023

/s/ Timothy Keating
Name:	Timothy Keating
Title:	Director
Date:	March 24, 2023