Form 10-Q
period 2023-03-31
Rigel Resource Acquisition Corp.
filed 2023-05-15
CIK 1860879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Not Applicable

(Former name, or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	RRAC.U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	RRAC	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	RRAC.WS	The New York Stock Exchange

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

As of May 12, 2023, 30,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,500,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

RIGEL RESOURCE ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2023

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Rigel Resource Acquisition Corp.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash	$98,595	$109,595
Prepaid expenses	338,440	481,630
Total Current Assets	437,035	591,225

Investments held in the Trust Account	313,808,592	310,488,798
Total Assets	$314,245,627	$311,080,023

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$474,304	$405,882
Accrued offering costs	393,324	393,324
Advances from related parties	-	99,722
Convertible promissory note - related party	434,459	236,300
Total Current Liabilities	1,302,087	1,135,228

Derivative liabilities	6,606,357	4,945,845
Deferred underwriting commission	10,500,000	10,500,000
Total Liabilities	18,408,444	16,581,073

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption; 30,000,000 shares (at redemption value of $10.46 and $10.35 per share as of March 31, 2023 and December 31, 2022, respectively)	313,808,592	310,488,798

Shareholders’ deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022 (excluding 30,000,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 7,500,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	750	750
Additional paid-in capital	-	-
Accumulated deficit	(17,972,159)	(15,990,598)
Total Shareholders’ Deficit	(17,971,409)	(15,989,848)
Total Liabilities, Ordinary Shares subject to Possible Redemption and Shareholders’ Deficit	$314,245,627	$311,080,023

The accompanying notes are an integral part of these unaudited financial statements.

Rigel Resource Acquisition Corp.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2023	2022
EXPENSES
Administration fee - related party	$30,000	$30,000
General and administrative	342,890	373,582
TOTAL EXPENSES	372,890	403,582

OTHER INCOME (EXPENSE)
Income earned on Investments held in Trust Account	3,319,794	24,974
Change in fair value of convertible promissory note - related party	(1,168)	-
Change in fair value of derivative liabilities	(1,660,512)	5,753,083
TOTAL OTHER INCOME, NET	1,658,114	5,778,057
Net income	$1,285,224	$5,374,475

Weighted average number of Class A ordinary shares outstanding, basic and diluted	30,000,000	30,000,000
Basic and diluted net income per Class A ordinary share	$0.03	$0.14

Weighted average number of Class B ordinary shares outstanding, basic and diluted	7,500,000	7,500,000
Basic and diluted net income per Class B ordinary share	$0.03	$0.14

The accompanying notes are an integral part of these unaudited financial statements.

Rigel Resource Acquisition Corp.

CONDENSED STATEMENTS OF CHANGES IN SHareHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	7,500,000	$750	$-	$(15,990,598)	$(15,989,848)

Related party Note Proceeds in excess of fair value	-	-	53,009	-	53,009

Remeasurement of Class A ordinary shares	-	-	(53,009)	53,009	-

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(3,319,974)	(3,319,794)

Net income	-	-	-	1,285,224	1,285,224

Balance as of March 31, 2023	7,500,000	$750	$-	$(17,972,159)	$(17,971,409)

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	7,500,000	$750	$-	$(27,783,964)	$(27,783,214)

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(24,974)	(24,974)

Net income	-	-	-	5,374,475	5,374,475

Balance as of March 31, 2022	7,500,000	750	$-	$(22,434,463)	$(22,433,713)

The accompanying notes are an integral part of these unaudited financial statements.

Rigel Resource Acquisition Corp.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash Flows From Operating Activities:
Net income	$1,285,224	$5,374,475
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(3,319,794)	(24,974)
Change in fair value of derivative liabilities	1,660,512	(5,753,082)
Change in fair value of convertible promissory note - related party	1,168	-
Changes in operating assets and liabilities:
Prepaid expenses	143,190	(565,069)
Other current assets	-	(572,539)
Other assets	-	143,190
Accounts payable and accrued expenses	68,423	(959,155)
Net Cash Used In Operating Activities	(161,277)	(1,212,077)

Cash Flows From Financing Activities:
Repayment of advances from related parties	(99,723)	-
Proceeds from convertible promissory note – related party	250,000	-
Payment of offering costs	-	(411,331)
Net Cash Provided By (Used In) Financing Activities	150,277	(411,331)

Net change in cash	(11,000)	(1,623,408)
Cash at beginning of period	109,595	1,675,601
Cash at end of period	$98,595	$52,193

Supplemental disclosure of non-cash financing activities:
Current period accretion to redemption value	$3,319,794	$24,974

The accompanying notes are an integral part of these unaudited financial statements.

RIGEL RESOURCE ACQUISITION CORP.

CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

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

All activity for the period from April 6, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and the search for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

As of November 9, 2021, transaction costs amounted to $17,585,547 consisting of $6,000,000 of underwriting fees in cash, $10,500,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $1,085,547 of costs related to the Initial Public Offering. Cash of $98,595 was held outside of the Trust Account on March 31, 2023 and was available for working capital purposes. As described in Note 6, the $10,500,000 deferred underwriting fees are contingent upon the consummation of the Business Combination by May 9, 2023 or November 9, 2023 if an extension option is elected.

Following the closing of the Initial Public Offering on November 9, 2021, an amount of $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in Trust Account which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below. On May 8, 2023, the Sponsor deposited an aggregate of $3,000,000 into the Company’s trust account for the Company’s public shareholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial business combination by three months, from May 9, 2023 to August 9, 2023 (the “Extension”). The Extension is the first of up to two three-month extensions permitted under the Company’s governing documents.

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

Going Concern Considerations

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination transaction. If the Company is unsuccessful in consummating an initial Business Combination by August 9, 2023, per the mandatory liquidation requirement, the Company must cease all operations, redeem the Public Shares and thereafter liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company does not have adequate liquidity to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 27, 2023. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Investments held in Trust Account

At March 31, 2023 and December 31, 2022, the Company had approximately $313.8 million and $310.5 million in treasury securities held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption in the amount of approximately $313,800,000 and $310,500,000 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Class A ordinary shares
Numerator; Income allocable to Class A ordinary shares	$1,028,179	$4,279,601
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	30,000,000
Basic and diluted net income per ordinary share	$0.03	$0.14

Class B ordinary shares
Numerator: Income allocable to Class B ordinary shares	$257,045	$1,069,900
Denominator:
Basic and diluted weighted average shares outstanding	7,500,000	7,500,000
Basic and diluted net income per share, Class B ordinary share	$0.03	$0.14

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Founder Shares

On May 6, 2021, the Sponsor received 7,187,500 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for cash of $25,000. On November 4, 2021, the board of directors of the Company authorized a share dividend of 718,750 Founder Shares, resulting in the shareholders of the Founder Shares holding an aggregate of 7,906,250 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the share dividend. The Founder Shares included an aggregate of up to 1,031,250 shares subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriter exercised a portion of the over-allotment option in connection with the initial closing of the Initial Public Offering on November 9, 2021; as a result of the expiration of the over-allotment option, the Sponsor forfeited 406,250 Founder Shares pursuant to the terms of the underwriting agreement. As of March 31, 2023 and December 31, 2022, there were 7,500,000 Founders shares outstanding.

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

Advances from Related Parties

The Sponsor paid certain formation and operating costs on behalf of the Company. These advances were due on demand and are non-interest bearing. During the year ended December 31, 2022, related parties paid $99,722 of operating costs on behalf of the Company. As of March 31, 2023 and December 31, 2022, the amount due to the related parties was $0 and $99,722, respectively.

General and Administrative Services

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recorded $30,000 of administrative fees during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, $167,500 and $137,500, respectively, was outstanding and is included in accounts payable and accrued expenses on the accompanying condensed balance sheets.

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

On May 18, 2022, the Company entered into a Working Capital Loan with the Sponsor. On May 20, 2022, the Sponsor advanced $300,000 to the Company under the Working Capital Loan. On February 21, 2023, the Company drew down additional $250,000 on the Working Capital Loans. As of March 31, 2023 and December 31, 2022, there was $550,000 and $300,000 outstanding under the Working Capital Loans, respectively, and is included in convertible promissory note - related party on the accompanying condensed balance sheets.

Management has elected the fair value option for the note and the note is measured at fair value at issuance and at each reporting date. At March 31, 2023, the fair value of the note was $434,459, which resulted in a change in fair value of the note of $51,841 for the period ended March 31, 2023, of which $(1,168) is reflected on the condensed statements of operations and $53,009, which is the proceeds in excess of fair value, is reflected on the condensed statements of changes in shareholders’ deficit.

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

The Company classifies the Forward Purchase Agreement as a liability upon execution of the agreement, in accordance with the guidance contained in ASC 815-40, at its fair value and will allocate a portion of the proceeds from the issuance of the Units equal to its fair value determined by the modified Black Scholes model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. Upon issuance of the Forward Purchase Agreement, the Company recorded a derivative liability of $453,701. As of March 31, 2023 and December 31, 2022, the fair value of the Forward Purchase Agreement was $2,778,357 and $2,045,845, respectively, which is included in derivative liabilities on the balance sheets. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the Forward Purchase Agreement will be reclassified as of the date of the event that causes the reclassification. During the three months ended March 31, 2023 and 2022, the Company recorded loss of $732,512 and $46,917, respectively for the change in fair value which is included in change in fair value of derivative liabilities on the accompanying statements of operations.

Vendor Agreements

As of March 31, 2023 and December 31, 2022, the Company had incurred legal fees related to the Initial Public Offering and general corporate services of approximately $650,900 and $584,300, respectively. Approximately $378,300 of these fees will only become due and payable upon the consummation of a Business Combination. The outstanding balance of the legal fees is in accrued offering costs of approximately $378,300 and accounts payable and accrued expenses of approximately $272,600 on the balance sheets.

NOTE 7.	SHAREHOLDERS’ DEFICIT

Preferred Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 30,000,000 shares of Class A ordinary shares issued and outstanding and classified in temporary equity on the balance sheets.

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 7,500,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2023	2022
Assets:
Marketable securities held in the Trust Account	1	$313,808,592	$310,488,798

Liabilities:
Convertible promissory note - related party	3	$434,459	$236,300

Warrant liability - Private Placement Warrants	2	1,848,000	1,400,000
Warrant liability - Public Warrants	1	1,980,000	1,500,000
Forward Purchase Agreement	3	2,778,357	2,045,845
Total Derivative liabilities		$6,606,357	$4,945,845

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

Upon initial issuance and March 31, 2023, the Company used a modified Black Scholes model to value the Convertible Note. As of March 31, 2023 and December 31, 2022, the Convertible Note was classified as Level 3 on the Fair Value Hierarchy.

Upon initial issuance, the Public Warrants and the Private Placement Warrants used the Monte Carlo simulation model and the modified Black-Scholes model, respectively The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B ordinary shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. As of March 31, 2023 and December 31, 2022, the Public and Private Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 and Level 2, respectively, on the Fair Value Hierarchy.

The Forward Purchase Agreement was valued using a valuation method which considers the reconstructed unit price (the total fair value of ordinary shares and half the Private Warrant value) and multiple assumptions such as risk-free rate and time to Initial Business Combination. As of March 31, 2023 and December 31, 2022, the Forward Purchase Agreement was classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2023 and 2022:

Fair Value Measurement Using Level 3 Inputs Total
Balance, Fair value at December 31, 2021	$670,221
Change in fair value of forward purchase agreement	46,921
Balance, March 31, 2022	$717,138

Fair Value Measurement Using Level 3 Inputs Total
Balance, December 31, 2022	$2,282,145
Issuance of convertible promissory note – related party	250,000
Proceeds in excess of fair value	(53,009)
Change in fair value of convertible promissory note – related party	1,168
Change in fair value of forward purchase agreement	732,512
Balance, March 31, 2023	$3,212,816

The key inputs into the discount model for the Convertible Promissory Note were as follows:

	March 31, 2023	December 31, 2022
Volatility	22.65%	9.24 - 175.59%
Risk-free interest rate	5.02 – 5.47%	2.58 - 4.66%
Expected life of convertible promissory note	0.35 to 0.45 years	0.42 - 0.78 years
Dividend yield	0%	0%
Probability of business combination	80.0%	80.0%

The key inputs into the discount model for the Forward Purchase Agreement were as follows:

	March 31, 2023	December 31, 2022
Risk-free interest rate	4.89%	4.66%
Expected life of forward purchase agreement	0.35 years	0.42 years
Dividend yield	0%	0%
Probability of business combination	80.0%	80.0%

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Convertible Promissory Note	Private Placement Warrants	Public Warrants	Forward Purchase Agreement	Total
Fair value at December 31, 2022	$236,300	$1,400,000	$1,500,000	$2,045,845	$5,182,145
Proceeds received from issuance of convertible note	250,000	-	-	-	250,000
Proceeds in excess of fair value	(53,009)				(53,009)
Change in fair value	1,168	448,000	480,000	732,512	1,661,680
Fair value at March 31, 2023	$434,459	$1,848,000	$1,980,000	$2,778,357	$7,040,816

NOTE 10.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date financial statements were issued. Based upon this review, other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On May 8, 2023, the Sponsor deposited an aggregate of $3,000,000 into the Company’s trust account for the Company’s public shareholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial business combination by three months, from May 9, 2023 to August 9, 2023 (the “Extension”). The Extension is the first of up to two three-month extensions permitted under the Company’s governing documents.

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

Results of Operations

As of March 31, 2023, we have neither engaged in any operations nor generated any revenues. Our only activities since April 6, 2021 (inception) through March 31, 2023 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for our Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We will generate non-operating income in the form of interest income on marketable securities held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence on prospective Business Combination candidates.

For the three months ended March 31, 2023, we had net income of $1,285,224, which consists of a loss in fair value of the derivative liabilities of $1,660,512, a loss in fair value of the convertible note of $1,168 and operating costs of $372,890, offset by interest income on marketable securities held in the trust account of $3,319,794.

For the three months ended March 31, 2022, we had net income of $5,374,475, which consists of a gain in fair value of the derivative liabilities of $5,753,083 and interest income on marketable securities held in the trust account of $24,974 offset by operating costs of $403,582.

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

As of March 31, 2023, we had marketable securities held in the trust account of $313,808,592, consisting of U.S. Treasury Bills with a maturity of 180 days or less. On May 8, 2023, the Sponsor deposited an aggregate of $3,000,000 into the trust account in order to extend the period of time the Company has to consummate its initial business combination by three months, from May 9, 2023 to August 9, 2023 (the “Extension”). The Extension is the first of up to two three-month extensions permitted under the Company’s governing documents. Interest income on the balance in the trust account may be used by us to pay taxes.

For the three months ended March 31, 2023, cash used in operating activities was $161,277. Net income was $1,285,224, primarily as a result of a loss in fair value of convertible note of $1,168, a loss in fair value of the derivative liabilities of $1,660,512 and interest income on marketable securities held in the trust account of $3,319,794. Changes in operating assets and liabilities provided cash of $211,612 in operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $1,212,077. Net income was $5,374,475, primarily as a result of a gain in fair value of the derivative liabilities of $5,753,083 and interest income on marketable securities held in the trust account of $24,974. Changes in operating assets and liabilities provided $808,495 of cash used in operating activities.

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

As of March 31, 2023, we had cash of $98,595 held outside the trust account. We intend to use the funds held outside the trust account primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an initial Business Combination.

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

On May 18, 2022, the Company entered into a Convertible Promissory Note (the “Working Capital Loan”) with the Sponsor. Pursuant to the Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. Up to $1,500,000 of the loans may be settled in whole warrants to purchase Class A ordinary shares of the Company at a conversion price equal to $1.00 per warrant. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial business combination pursuant to its amended and restated memorandum and articles of association (as amended from time to time) and the consummation of the Company’s initial business combination. On May 20, 2022 and February 21, 2023, the Sponsor advanced $300,000 and $250,000, respectively, to the Company under the Working Capital Loan.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriter is entitled to a deferred underwriting commission of $10,500,000. The deferred fee will be waived by the underwriter in the event that we do not complete an initial Business Combination, subject to the terms of the underwriting agreement. Also, the Company had incurred legal fees related to the Initial Public Offering and general corporate services of approximately $650,879. Approximately $378,300 of these fees will only become due and payable upon the consummation of a Business Combination.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023, the Class A ordinary shares subject to possible redemption in the amount of approximately $313,808,592 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 27, 2023. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 27, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended March 31, 2023. For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 5 of our Annual Report on Form 10-K filed with the SEC on March 27, 2023. There has been no material change in the planned use of the proceeds from our Initial Public Offering and Private Placement as is described in our final prospectus filed with the SEC on November 8, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 12, 2023	RIGEL RESOURCE ACQUISITION CORP.

	By:	/s/ Jonathan Lamb
	Name:	Jonathan Lamb
	Title:	Chief Executive Officer

Dated: May 12, 2023	By:	/s/ Jeff Feeley
	Name:	Jeff Feeley
	Title:	Chief Financial Officer