Form 10-Q
period 2023-06-30
Rigel Resource Acquisition Corp.
filed 2023-08-16
CIK 1860879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 001-41022

Rigel Resource Acquisition Corp

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

As of August 15, 2023, 24,570,033 Class A ordinary shares, par value $0.0001 per share, and 7,500,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

RIGEL RESOURCE ACQUISITION CORP

Form 10-Q

For the Quarter Ended June 30, 2023

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Rigel Resource Acquisition Corp

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash	$31,549	$109,595
Prepaid expenses	194,597	481,630
Total Current Assets	226,146	591,225

Investments held in the Trust Account	320,526,875	310,488,798
Total Assets	$320,753,021	$311,080,023

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$563,561	$405,882
Accrued offering costs	378,324	393,324
Advances from related parties	-	99,722
Convertible promissory notes - related party	2,820,443	236,300
Total Current Liabilities	3,762,328	1,135,228

Derivative liabilities	6,733,182	4,945,845
Deferred underwriting commission	10,500,000	10,500,000
Total Liabilities	20,995,510	16,581,073

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption; 30,000,000 shares (at redemption value of $10.68 and $10.35 per share as of June 30, 2023 and December 31, 2022, respectively)	320,526,875	310,488,798

Shareholders’ deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022 (excluding 30,000,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 7,500,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	750	750
Additional paid-in capital	-	-
Accumulated deficit	(20,770,114)	(15,990,598)
Total Shareholders’ Deficit	(20,769,364)	(15,989,848)
Total Liabilities, Ordinary Shares subject to Possible Redemption and Shareholders’ Deficit	$320,753,021	$311,080,023

The accompanying notes are an integral part of these condensed unaudited financial statements.

Rigel Resource Acquisition Corp

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
EXPENSES
Administrative fee – related party	$30,000	$30,000	$60,000	$60,000
General and administrative	255,146	261,571	598,036	635,153
TOTAL EXPENSES	285,146	291,571	658,036	695,153

OTHER INCOME (EXPENSE)
Income earned on Investments held in Trust Account	3,718,283	434,608	7,038,077	459,582
Change in fair value of convertible notes payable – related party	(25,624)	74,277	(26,792)	74,277
Change in fair value of derivative liabilities	(126,825)	5,503,204	(1,787,337)	11,256,287
TOTAL OTHER INCOME, NET	3,565,834	6,012,089	5,223,948	11,790,146

Net Income	$3,280,688	$5,720,518	$4,565,912	$11,094,993

Weighted average number of shares of Class A common stock outstanding, basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000
Basic and diluted net income per share of Class A common stock	$0.09	$0.14	$0.12	$0.28

Weighted average number of shares of Class B common stock outstanding, basic and diluted	7,500,000	7,500,000	7,500,000	7,500,000
Basic and diluted net income per share of Class B common stock	$0.09	$0.14	$0.12	$0.28

The accompanying notes are an integral part of these condensed unaudited financial statements.

Rigel Resource Acquisition Corp

CONDENSED STATEMENTS OF CHANGES IN SHareHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022

(UNAUDITED)

FOR THE SIX months ended June 30, 2023

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	7,500,000	$750	$-	$(15,990,598)	$(15,989,848)

Related party Note Proceeds in excess of fair value	-	-	53,009	-	53,009

Remeasurement of Class A ordinary shares	-	-	(53,009)	53,009	-

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(3,319,794)	(3,319,794)

Net income	-	-	-	1,285,224	1,285,224

Balance as of March 31, 2023	7,500,000	$750	$-	$(17,972,159)	$(17,971,409)

Related party Note Proceeds in excess of fair value	-	-	639,640	-	639,640

Remeasurement of Class A ordinary shares	-	-	(639,640)	639,640	-

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(6,718,283)	(6,718,283)

Net income	-	-	-	3,280,688	3,280,688

Balance as of June 30, 2023	7,500,000	$750	$-	$(20,770,114)	$(20,769,364)

FOR THE SIX months ended June 30, 2022

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	7,500,000	$750	$-	$(27,783,964)	$(27,783,214)

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(24,974)	(24,974)

Net income	-	-	-	5,374,475	5,374,475

Balance as of March 31, 2022	7,500,000	$750	$-	$(22,434,463)	$(22,433,713)

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(434,608)	(434,608)

Net income	-	-	-	5,720,518	5,720,518

Balance as of June 30, 2022	7,500,000	$750	$-	$(17,148,553)	$(17,147,803)

The accompanying notes are an integral part of these condensed unaudited financial statements.

Rigel Resource Acquisition Corp

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Cash Flows From Operating Activities:
Net income	$4,565,912	$11,094,993
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(7,038,077)	(459,582)
Change in fair value of derivative liabilities	1,787,337	(11,256,287)
Change in fair value of convertible promissory notes – related party	26,792	(74,277)
Changes in operating assets and liabilities:
Prepaid expenses	287,033	(599,564)
Other current assets	-	572,539
Other assets	-	287,971
Accounts payable and accrued expenses	157,679	(893,040)
Net Cash Used In Operating Activities	(213,324)	(1,327,247)

Cash Flows From Investing Activities:
Cash deposited into trust account	(3,000,000)	-
Net Cash Used In Investing Activities	(3,000,000)	-

Cash Flows From Financing Activities:
Repayment of advances from related parties	(99,722)	-
Proceeds from convertible promissory notes – related party	3,250,000	300,000
Payment of offering costs	(15,000)	(411,331)
Net Cash Provided By (Used In) Financing Activities	3,135,278	(111,331)

Net change in cash	(78,046)	(1,438,578)
Cash at beginning of period	109,595	1,675,601
Cash at end of period	$31,549	$237,023

Supplemental disclosure of non-cash financing activities:
Current period accretion to redemption value	$10,038,077	$459,582

The accompanying notes are an integral part of these condensed unaudited financial statements.

RIGEL RESOURCE ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

Rigel Resource Acquisition Corp (the “Company”) was incorporated in the Cayman Islands on April 6, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

All activity for the period from April 6, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and the search for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

As of November 9, 2021, transaction costs amounted to $17,585,547 consisting of $6,000,000 of underwriting fees in cash, $10,500,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $1,085,547 of costs related to the Initial Public Offering. Cash of $31,549 was held outside of the Trust Account on June 30, 2023 and was available for working capital purposes. As described in Note 6, the $10,500,000 deferred underwriting fees are contingent upon the consummation of the Business Combination by August 9, 2024.

Following the closing of the Initial Public Offering on November 9, 2021, an amount of $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in Trust Account which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below. On May 8, 2023, the Sponsor deposited an aggregate of $3,000,000 into the Company’s trust account for the Company’s public shareholders, representing $0.10 per public share, which enabled the Company to extend the period of time it has to consummate its initial business combination by three months, from May 9, 2023 to August 9, 2023.

In connection with the Company’s extraordinary general meeting held on August 7, 2023 (the “Special Meeting”), the Company’s shareholders approved a special resolution to amend the Company’s amended and restated memorandum and articles of association (the “Charter”) to extend the date by which the Company must either consummate an initial Business Combination or (i) cease its operations, except for the purpose of winding up if it fails to complete an initial Business Combination and (ii) redeem all of the Class A ordinary shares (the “Public Shares”) included as part of the units sold in the Company’s initial public offering, from August 9, 2023 to August 9, 2024 (the “Extension Amendment”) (See Note 10).

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

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval for a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per Public Share, and such amount will be increased in the case of extensions of the Company’s time to consummate our initial Business Combination, as described herein, plus any pro rata interest then in the Trust Account). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

If the Company has not completed a Business Combination by August 9, 2024 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The holders of the Founder Shares have agreed to waive the rights to liquidating distributions from the Trust Account with respect to the Founder Shares they will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.20, or higher in case extensions of the time period to complete the Company’s initial Business Combination have been effectuated).

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

Going Concern Considerations

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination transaction. If the Company is unsuccessful in consummating an initial Business Combination by August 9, 2024, per the mandatory liquidation requirement, the Company must cease all operations, redeem the Public Shares and thereafter liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company does not have adequate liquidity to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 27, 2023. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company’s significant estimates and assumptions include the fair value of the related party convertible notes and the change in fair value of the derivative liabilities. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

Investments held in Trust Account

At June 30, 2023 and December 31, 2022, the Company had approximately $320.5 million and $310.5 million in treasury securities held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption in the amount of approximately $320,500,000 and $310,500,000 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

Net income per share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares during the period. The Company applies the two-class method in calculating earnings per share. Earnings are shared pro rata between the two classes of shares. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) Private Placement and (iii) embedded conversion feature of the related party convertible promissory notes, since the strike prices of these instruments are out of the money. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 15,000,000 Class A ordinary shares in the aggregate.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three months Ended June 30, 2023	Three months Ended June 30, 2022
Class A ordinary shares
Numerator; Income allocable to Class A ordinary shares	$2,624,550	$4,228,728
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	30,000,000
Basic and diluted net income per ordinary share	$0.09	$0.14

Class B ordinary shares
Numerator: Income allocable to Class B ordinary shares	$656,138	$1,057,182
Denominator:
Basic and diluted weighted average shares outstanding	7,500,000	7,500,000
Basic and diluted net income per share, Class B ordinary share	$0.09	$0.14

	Six months Ended June 30, 2023	Six months Ended June 30, 2022
Class A ordinary shares
Numerator; Income allocable to Class A ordinary shares	$3,652,730	$8,508,329
Denominator:
Basic and diluted weighted average shares outstanding	30,000,000	30,000,000
Basic and diluted net income per ordinary share	$0.12	$0.28

Class B ordinary shares
Numerator: Income allocable to Class B ordinary shares	$913,182	$2,127,082
Denominator:
Basic and diluted weighted average shares outstanding	7,500,000	7,500,000
Basic and diluted net income per share, Class B ordinary share	$0.12	$0.28

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Convertible Promissory Notes

The Company accounts for their convertible promissory notes under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under ASC 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for their convertible promissory notes. Using the fair value option, the convertible promissory notes are required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the statements of operations.

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

Founder Shares

On May 6, 2021, the Sponsor received 7,187,500 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for cash of $25,000. On November 4, 2021, the board of directors of the Company authorized a share dividend of 718,750 Founder Shares, resulting in the shareholders of the Founder Shares holding an aggregate of 7,906,250 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the share dividend. The Founder Shares included an aggregate of up to 1,031,250 shares subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriter exercised a portion of the over-allotment option in connection with the initial closing of the Initial Public Offering on November 9, 2021; as a result of the expiration of the over-allotment option, the Sponsor forfeited 406,250 Founder Shares pursuant to the terms of the underwriting agreement. As of June 30, 2023 and December 31, 2022, there were 7,500,000 Founders shares outstanding.

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

Advances from Related Parties

The Sponsor paid certain formation and operating costs on behalf of the Company. These advances were due on demand and are non-interest bearing. During the year ended December 31, 2022, related parties paid $99,722 of operating costs on behalf of the Company. As of June 30, 2023 and December 31, 2022, the amount due to the related parties was $0 and $99,722, respectively.

General and Administrative Services

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recorded $30,000 and $60,000 of administrative fees during the three and six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, $197,500 and $137,500, respectively, was outstanding and is included in accounts payable and accrued expenses on the accompanying condensed balance sheets.

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

As of June 30, 2023 and December 31, 2022, there was $550,000 and $300,000 outstanding under the Working Capital Loans, respectively, and is included in convertible promissory note - related party on the accompanying condensed balance sheets.

On May 8, 2023, the Sponsor advanced $3,000,000 to the Trust Account under the First Extension Loan (as defined below).

Pursuant to the convertible promissory note dated as of May 8, 2023 (the “First Extension Loan”), the Sponsor advanced $3,000,000 in connection with the extension of the period of time the Company has to consummate its initial Business Combination from May 9, 2023 to August 9, 2023. Up to $3,000,000 of the loans under the First Extension Loan can be settled in whole warrants to purchase Class A ordinary shares at a conversion price equal to $1.00 per warrant upon maturity or prepayment of the First Extension Loan. The loans under the First Extension Loan will not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the First Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the First Extension Loan may be prepaid at any time by the Company, at its election and without penalty.

Management has elected the fair value option for the notes and the notes are measured at fair value at issuance and at each reporting date. At June 30, 2023, the fair value of the notes were $2,820,443, which resulted in a change in fair value of the note of $665,857 for the six months ended June 30, 2023, of which $(26,792) is reflected on the condensed statements of operations and $692,649, which is the proceeds in excess of fair value, is reflected on the condensed statements of changes in shareholders’ deficit.

NOTE 6.	COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Units and warrants that may be issued upon conversion of Working Capital Loans and First Extension Loan (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and First Extension Loan and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The Company classifies the Forward Purchase Agreement as a liability upon execution of the agreement, in accordance with the guidance contained in ASC 815-40, at its fair value and will allocate a portion of the proceeds from the issuance of the Units equal to its fair value determined by the modified Black Scholes model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. Upon issuance of the Forward Purchase Agreement, the Company recorded a derivative liability of $453,701. As of June 30, 2023 and December 31, 2022, the fair value of the Forward Purchase Agreement was $3,714,282 and $2,045,845, respectively, which is included in derivative liabilities on the balance sheets. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the Forward Purchase Agreement will be reclassified as of the date of the event that causes the reclassification. During the three and six months ended June 30, 2023, the Company recorded loss of $935,925 and $1,668,437 and $6,796 and $53,713, during the three and six months ended June 30, 2022, respectively, for the change in fair value which is included in change in fair value of derivative liabilities on the accompanying statements of operations.

Vendor Agreements

As of June 30, 2023 and December 31, 2022, the Company had incurred legal fees related to the Initial Public Offering and general corporate services of approximately $711,185 and $584,300, respectively. Approximately $378,300 of these fees will only become due and payable upon the consummation of a Business Combination. The outstanding balance of the legal fees is in accrued offering costs of approximately $378,300 and accounts payable and accrued expenses of approximately $332,900 on the balance sheets.

NOTE 7.	SHAREHOLDERS’ DEFICIT

Preferred Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 30,000,000 shares of Class A ordinary shares issued and outstanding and classified in temporary equity on the balance sheets.

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 7,500,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	December 31, 2022
Assets:
Marketable securities held in the Trust Account	1	$320,526,875	$310,488,798

Liabilities:
Convertible promissory notes - related party	3	$2,820,443	$236,300

Warrant liability - Private Placement Warrants	2	1,457,400	1,400,000
Warrant liability - Public Warrants	1	1,561,500	1,500,000
Forward Purchase Agreement	3	3,714,282	2,045,845
Total Derivative liabilities		$6,733,182	$4,945,845

The Convertible promissory notes - related party, the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement were accounted for as liabilities in accordance with ASC 815-40 and are presented within convertible promissory notes and derivative liabilities on the balance sheets. The convertible notes are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of convertible notes in the statements of operations. The warrant liabilities and Forward Purchase Agreement are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liabilities in the statements of operations.

Upon initial issuance and June 30, 2023, the Company used a modified Black Scholes model to value the Convertible Notes. As of June 30, 2023 and December 31, 2022, the Convertible Notes were classified as Level 3 on the Fair Value Hierarchy.

Upon initial issuance, the Public Warrants and the Private Placement Warrants used the Monte Carlo simulation model and the modified Black-Scholes model, respectively The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B ordinary shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. As of June 30, 2023 and December 31, 2022, the Public and Private Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 and Level 2, respectively, on the Fair Value Hierarchy.

The Forward Purchase Agreement was valued using a valuation method which considers the reconstructed unit price (the total fair value of ordinary shares and half the Private Warrant value) and multiple assumptions such as risk-free rate and time to Initial Business Combination. As of June 30, 2023 and December 31, 2022, the Forward Purchase Agreement was classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2023 and 2022:

Fair Value Measurement Using Level 3 Inputs Total
Balance, Fair value at December 31, 2022	$2,282,145
Issuance of convertible promissory note – related party	250,000
Proceeds in excess of fair value	(53,009)
Change in fair value of convertible promissory note – related party	1,168
Change in fair value of forward purchase agreement	732,512
Balance, March 31, 2023	3,212,816
Issuance of convertible promissory note – related party	3,000,000
Proceeds in excess of fair value	(639,640)
Change in fair value of convertible promissory note – related party	25,624
Change in fair value of forward purchase agreement	935,925
Balance, June 30, 2023	6,534,725

Fair Value Measurement Using Level 3 Inputs Total
Balance, Fair value at December 31, 2021	$670,221
Change in fair value of forward purchase agreement	46,917
Balance, March 31, 2022	717,138
Proceeds received from issuance of convertible note	300,000
Change in fair value of convertible promissory note – related party	(74,277)
Change in fair value of forward purchase agreement	6,796
Balance, June 30, 2022	949,657

The key inputs into the discount model for the Convertible Promissory Notes were as follows:

	June 30, 2023	December 31, 2022
Volatility	196.23 -201.08%	9.24 - 175.59%
Risk-free interest rate	5.032 - 5.665%	2.58 - 4.66%
Expected life of convertible promissory note	0.36 years	0.42 - 0.78 years
Dividend yield	0%	0%
Probability of business combination	80.0%	80.0%

The key inputs into the discount model for the Forward Purchase Agreement were as follows:

	June 30, 2023	December 31, 2022
Risk-free interest rate	5.45%	4.66%
Expected life of forward purchase agreement	0.36 years	0.42 years
Dividend yield	0%	0%
Probability of business combination	80.0%	80.0%

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Convertible Promissory Notes	Private Placement Warrants	Public Warrants	Forward Purchase Agreement	Total
Fair value at December 31, 2022	$236,300	$1,400,000	$1,500,000	$2,045,845	$5,182,145
Proceeds received from issuance of convertible note	250,000	-	-	-	250,000
Proceeds in excess of fair value	(53,009)	-	-	-	(53,009)
Change in fair value	1,168	448,000	480,000	732,512	1,661,680
Fair value at March 31, 2023	$434,459	$1,848,000	$1,980,000	$2,778,357	$7,040,816
Proceeds received from issuance of convertible note	3,000,000	-	-	-	3,000,000
Proceeds in excess of fair value	(639,640)	-	-	-	(639,640)
Change in fair value	25,624	(390,600)	(418,500)	935,925	152,449
Fair value at June 30, 2023	$2,820,443	$1,457,400	$1,561,500	$3,714,282	$9,553,625

NOTE 10.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date financial statements were issued. Based upon this review, other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Business Combination Period Extension

In connection with the Company’s extraordinary general meeting held on August 7, 2023 (the “Special Meeting”), the Company’s shareholders approved: (1) a special resolution to amend the Company’s amended and restated memorandum and articles of association (the “Charter”) to extend the date by which the Company must either consummate an initial Business Combination or (i) cease its operations, except for the purpose of winding up if it fails to complete an initial Business Combination and (ii) redeem all of the Class A ordinary shares (the “Public Shares”) included as part of the units sold in the Company’s initial public offering, from August 9, 2023 to August 9, 2024 (the “Extension Amendment”); and (2) a special resolution to amend the Charter to eliminate from the Charter the limitation that the Company may not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment” and, together with the Extension Amendment, the “Charter Amendments”).

The Charter Amendments became effective on August 8, 2023.

Redemption of Class A Ordinary Shares

In connection with the vote to approve the Charter Amendments, the holders of 5,429,967 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.73 per share, for an aggregate redemption amount of approximately $58,279,780, leaving approximately $263,710,001 in the Trust Account.

Promissory Notes

On August 9, 2023, the Sponsor advanced $248,387.10 to the Trust Account under the Second Extension Loan (as defined below).

Pursuant to the convertible promissory note dated as of August 9, 2023 (the “Second Extension Loan”), the Sponsor has agreed that it will contribute to the Company as a loan (each loan being referred to herein as a “Contribution”) the lesser of (A) $0.03 for each Public Share that was not redeemed in connection with the Special Meeting and (B) $350,000, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve an initial Business Combination and (ii) August 9, 2024. The maximum aggregate amount of all Contributions will not exceed $4,200,000, and the Contributions will be deposited into the Trust Account. Up to $1,500,000 of the Contributions can be settled in whole warrants to purchase Class A ordinary shares of the Company at a conversion price equal to $1.00 per warrant. The Contributions will not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The Company’s board of directors will have the sole discretion whether to continue extending until August 9, 2024, and if the Company’s board of directors determines not to continue extending for additional months, the Sponsor’s obligation to make additional Contributions will terminate. If this occurs, the Company would wind up the Company’s affairs and redeem 100% of the outstanding Public Shares in accordance with the procedures set forth in the Charter. The maturity date of the Second Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Second Extension Loan may be prepaid at any time by the Company, at its election and without penalty. On August 9, 2023, the Sponsor made a Contribution of $248,387.10 under the Second Extension Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Rigel Resource Acquisition Corp,” “our,” “us” or “we” refer to Rigel Resource Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

Business Combination Period Extension

As previously disclosed, in connection with the Company’s extraordinary general meeting held on August 7, 2023 (the “Special Meeting”), the Company’s shareholders approved: (1) a special resolution to amend the Company’s amended and restated memorandum and articles of association (the “Charter”) to extend the date by which the Company must either consummate an initial Business Combination or (i) cease its operations, except for the purpose of winding up if it fails to complete an initial Business Combination and (ii) redeem all of the Class A ordinary shares (the “Public Shares”) included as part of the units sold in the Company’s initial public offering, from August 9, 2023 to August 9, 2024 (the “Extension Amendment”); and (2) a special resolution to amend the Charter to eliminate from the Charter the limitation that the Company may not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment” and, together with the Extension Amendment, the “Charter Amendments”).

The Charter Amendments became effective on August 8, 2023. The foregoing description of the Charter Amendments is qualified in its entirety by reference to the Amendment to Amended and Restated Memorandum and Articles of Association, a copy of which is attached as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 10, 2023.

For further information, please see our Current Report on Form 8-K as filed with the SEC on August 10, 2023 and Note 10 of the notes to the condensed financial statements included in this Quarterly Report.

Redemption of Class A Ordinary Shares

As previously disclosed, in connection with the vote to approve the Charter Amendments, the holders of 5,429,967 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.73 per share, for an aggregate redemption amount of approximately $58,279,780, leaving approximately $263,710,001 in the Trust Account.

For further information, please see our Current Report on Form 8-K as filed with the SEC on August 10, 2023 and Note 10 of the notes to the condensed financial statements included in this Quarterly Report.

Promissory Notes

As previously disclosed, on August 9, 2023, the Sponsor advanced $248,387.10 to the Trust Account under the Second Extension Loan.

Pursuant to the convertible promissory note dated as of August 9, 2023 (the “Second Extension Loan”), the Sponsor has agreed that it will contribute to the Company as a loan (each loan being referred to herein as a “Contribution”) the lesser of (A) $0.03 for each Public Share that was not redeemed in connection with the Special Meeting and (B) $350,000, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve an initial Business Combination and (ii) August 9, 2024. The maximum aggregate amount of all Contributions will not exceed $4,200,000, and the Contributions will be deposited into the Trust Account. Up to $1,500,000 of the Contributions can be settled in whole warrants to purchase Class A ordinary shares of the Company at a conversion price equal to $1.00 per warrant. The Contributions will not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The Company’s board of directors will have the sole discretion whether to continue extending until August 9, 2024, and if the Company’s board of directors determines not to continue extending for additional months, the Sponsor’s obligation to make additional Contributions will terminate. If this occurs, the Company would wind up the Company’s affairs and redeem 100% of the outstanding Public Shares in accordance with the procedures set forth in the Charter. The maturity date of the Second Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Second Extension Loan may be prepaid at any time by the Company, at its election and without penalty.

The foregoing description of the Extension Loans is qualified in its entirety by reference to the First Extension Loan and the Second Extension Loan, copies of which are attached as Exhibits 10.1 and 10.2, respectively, to our Current Report on Form 8-K filed with the SEC on August 10, 2023.

For further information, please see our Current Report on Form 8-K as filed with the SEC on August 10, 2023 and Note 10 of the notes to the condensed financial statements included in this Quarterly Report.

Results of Operations

As of June 30, 2023, we have neither engaged in any operations nor generated any revenues. Our only activities since April 6, 2021 (inception) through June 30, 2023 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for our Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We will generate non-operating income in the form of interest income on marketable securities held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence on prospective Business Combination candidates.

For the three and six months ended June 30, 2023, we had net income of $3,280,688 and $4,565,912, respectively, which consists of a loss in fair value of the derivative liabilities of $126,825 and $1,787,337, respectively, a loss in fair value of the convertible notes of $25,624 and $26,792, respectively and operating costs of $285,146 and $658,036, respectively, offset by interest income on marketable securities held in the trust account of $3,718,283 and $7,038,077, respectively.

For the three and six months ended June 30, 2022, we had net income of $5,720,518 and $11,094,993, respectively, which consists of a gain in fair value of the derivative liabilities of $5,503,204 and $11,256,287, respectively, a gain in fair value of the convertible note of $74,277 and interest income on marketable securities held in the trust account of $434,608 and $459,582, respectively, offset by operating costs of $291,571 and $695,153, respectively.

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

As of June 30, 2023, the Company had marketable securities held in the trust account of $320,526,875, consisting of U.S. Treasury Bills with a maturity of 180 days or less. On May 8, 2023, the Sponsor deposited an aggregate of $3,000,000 into the trust account in order to extend the period of time the Company has to consummate its initial Business Combination by three months, from May 9, 2023 to August 9, 2023. On August 8, 2023, the Charter Amendments became effective and the period of time the Company has to consummate its initial Business Combination was extended up to August 9, 2024. Interest income on the balance in the trust account may be used by the Company to pay taxes, if any and up to $100,000 of dissolution expenses.

For the six months ended June 30, 2023, cash used in operating activities was $213,324. Net income was $4,565,912, primarily as a result of a loss in fair value of convertible notes of $26,792, a loss in fair value of the derivative liabilities of $1,787,337 and offset by interest income on marketable securities held in the trust account of $7,038,077. Changes in operating assets and liabilities provided cash of $444,712 in operating activities.

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

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less any taxes payable and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to make permitted withdrawals. To the extent that our capital shares or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash of $31,549 held outside the trust account. We intend to use the funds held outside the trust account primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an initial Business Combination.

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

On May 18, 2022, the Company entered into a Convertible Promissory Note (the “Working Capital Loan”) with the Sponsor. Pursuant to the Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. Up to $1,500,000 of the loans may be settled in whole warrants to purchase Class A ordinary shares of the Company at a conversion price equal to $1.00 per warrant. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial business combination pursuant to its amended and restated memorandum and articles of association (as amended from time to time) and the consummation of the Company’s initial business combination. On May 20, 2022 and February 21, 2023, the Sponsor advanced $300,000 and $250,000, respectively, to the Company under the Working Capital Loan. On May 8, 2023, the Sponsor advanced $3,000,000 to the Company under the First Extension Loan.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriter is entitled to a deferred underwriting commission of $10,500,000. The deferred fee will be waived by the underwriter in the event that we do not complete an initial Business Combination, subject to the terms of the underwriting agreement. Also, the Company had incurred legal fees related to the Initial Public Offering and general corporate services of approximately $711,185. Approximately $378,300 of these fees will only become due and payable upon the consummation of a Business Combination.

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

A critical accounting estimate to our financial statements include the fair value of the related party convertible notes and the change in fair value of the derivative liabilities.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023, the Class A ordinary shares subject to possible redemption in the amount of approximately $320,526,875 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Convertible Promissory Notes

The Company accounts for its convertible promissory notes under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory notes. Using the fair value option, each convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the condensed statements of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, and noted the following deficiency that we believe to be material weaknesses in internal controls over financial reporting as (i) the Company’s processes to ensure its financial statements were properly presented in accordance with GAAP did not operate effectively. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective.

During the three and six months ended June 30, 2023, we have sought to remediate this material weakness by, among other things, devoting additional resources to the improvement of our internal control over financial reporting as it relates to the accounting treatment for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we are enhancing these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our securities and financial statements. We have also added additional layers of management oversight on the accrual of operating expenses and valuation of complex financial instruments. As we continue to evaluate and improve our internal control over financial reporting, management will review and make necessary changes to the overall design of our internal controls.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q, other than the circumstances described above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 27, 2023, Quarterly Report on Form 10-Q filed with the SEC on May 15, 2023 and definitive proxy statement on Schedule 14A for the Special Meeting filed with the SEC on July 19, 2023. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 27, 2023, Quarterly Report on Form 10-Q filed with the SEC on May 15, 2023 and definitive proxy statement on Schedule 14A for the Special Meeting filed with the SEC on July 19, 2023, except as described below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our financial statements include a disclosure regarding the substantial doubt about our ability to continue as a “going concern.”

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial Business Combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Quarterly Report do not include any adjustments that might result from our inability to continue as a going concern.

If our board of directors determines not to continue extending for additional months or we do not consummate an initial Business Combination by August 9, 2024, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining Public Shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if our board of directors determines not to continue extending for additional months or we do not consummate an initial Business Combination by August 9, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three and six months ended June 30, 2023. For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 5 of our Annual Report on Form 10-K filed with the SEC on March 27, 2023. There has been no material change in the planned use of the proceeds from our Initial Public Offering and Private Placement as is described in our final prospectus filed with the SEC on November 8, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three and six months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2021.

3.2	Amendment to Amended and Restated Memorandum and Articles of Association of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 10, 2023.

10.1	Convertible Promissory Note, dated as of May 8, 2023, by and between the Company and Rigel Resource Acquisition Holding LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2023.

10.2	Convertible Promissory Note, dated as of August 9, 2023, by and between the Company and Rigel Resource Acquisition Holding LLC, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 10, 2023.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RIGEL RESOURCE ACQUISITION CORP

Dated: August 15, 2023	By:	/s/ Jonathan Lamb
	Name:	Jonathan Lamb
	Title:	Chief Executive Officer

Dated: August 15, 2023	By:	/s/ Jeff Feeley
	Name:	Jeff Feeley
	Title:	Chief Financial Officer