Form 10-Q
period 2023-09-30
Rigel Resource Acquisition Corp.
filed 2023-11-14
CIK 1860879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, 24,570,033 Class A ordinary shares, par value $0.0001 per share, and 7,500,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

RIGEL RESOURCE ACQUISITION CORP

Form 10-Q

For the Quarter Ended September 30, 2023

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Rigel Resource Acquisition Corp

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash	$125,362	$109,595
Prepaid expenses	69,624	481,630
Total Current Assets	194,986	591,225

Investments held in the Trust Account	266,639,182	310,488,798
Total Assets	$266,834,168	$311,080,023

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$691,345	$405,882
Accrued offering costs	378,324	393,324
Advances from related parties	-	99,722
Convertible promissory notes - related party	3,627,816	236,300
Total Current Liabilities	4,697,485	1,135,228

Derivative liabilities	10,123,558	4,945,845
Deferred underwriting commission	10,500,000	10,500,000
Total Liabilities	25,321,043	16,581,073

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption; 24,570,033 and 30,000,000 shares (at redemption value of $10.85 and $10.35 per share as of September 30, 2023 and December 31, 2022, respectively)	266,639,182	310,488,798

Shareholders’ deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, no shares issued and outstanding at September 30, 2023 and December 31, 2022 (excluding 24,570,033 and 30,000,000 shares subject to possible redemption, respectively)	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 7,500,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	750	750
Additional paid-in capital	-	-
Accumulated deficit	(25,126,807)	(15,990,598)
Total Shareholders’ Deficit	(25,126,057)	(15,989,848)
Total Liabilities, Ordinary Shares subject to Possible Redemption and Shareholders’ Deficit	$266,834,168	$311,080,023

The accompanying notes are an integral part of these condensed unaudited financial statements.

Rigel Resource Acquisition Corp

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
EXPENSES
Administrative fee – related party	$30,000	$30,000	$90,000	$90,000
General and administrative	328,944	267,126	926,980	902,279
TOTAL EXPENSES	358,944	297,126	1,016,980	992,279

OTHER INCOME (EXPENSE)
Income earned on Investments held in Trust Account	3,443,700	1,383,654	10,481,777	1,843,236
Change in fair value of convertible notes payable – related party	98,889	(9,118)	72,097	65,159
Change in fair value of derivative liabilities	(3,390,376)	(1,694,688)	(5,177,713)	9,561,599
TOTAL OTHER INCOME, NET	152,213	(320,152)	5,376,161	11,469,994

Net (loss) income	$(206,731)	$(617,278)	$4,359,181	$10,477,715

Weighted average number of shares of Class A common stock outstanding, basic and diluted	27,016,502	30,000,000	29,005,501	30,000,000
Basic and diluted net (loss) income per share of Class A common stock	$(0.01)	$(0.05)	$0.12	$0.23

Weighted average number of shares of Class B common stock outstanding, basic and diluted	7,500,000	7,500,000	7,500,000	7,500,000
Basic and diluted net (loss) income per share of Class B common stock	$(0.01)	$(0.05)	$0.12	$0.23

The accompanying notes are an integral part of these condensed unaudited financial statements.

Rigel Resource Acquisition Corp

CONDENSED STATEMENTS OF CHANGES IN SHareHOLDERS’ DEFICIT

FOR THE nine MONTHS ENDED September 30, 2023 and 2022

(UNAUDITED)

FOR THE nine months ended September 30, 2023

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	7,500,000	$750	$-	$(15,990,598)	$(15,989,848)

Related party Note Proceeds in excess of fair value	-	-	53,009	-	53,009

Remeasurement of Class A ordinary shares	-	-	(53,009)	53,009	-

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(3,319,794)	(3,319,794)

Net income	-	-	-	1,285,224	1,285,224

Balance as of March 31, 2023	7,500,000	$750	$-	$(17,972,159)	$(17,971,409)

Related party Note Proceeds in excess of fair value	-	-	639,640	-	639,640

Remeasurement of Class A ordinary shares	-	-	(639,640)	639,640	-

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(6,718,283)	(6,718,283)

Net income	-	-	-	3,280,688	3,280,688

Balance as of June 30, 2023	7,500,000	$750	$-	$(20,770,114)	$(20,769,364)

Related party Notes Proceeds in excess of fair value	-	-	242,125	-	242,125

Remeasurement of Class A ordinary shares	-	-	(242,125)	242,125	-

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(4,392,067)	(4,392,067)

Net loss	-	-	-	(206,731)	(206,731)

Balance as of September 30, 2023	7,500,000	$750	$-	$(25,126,807)	$(25,126,057)

FOR THE nine months ended September 30, 2022

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	7,500,000	$750	$-	$(27,783,964)	$(27,783,214)

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(24,974)	(24,974)

Net income	-	-	-	5,374,475	5,374,475

Balance as of March 31, 2022	7,500,000	$750	$-	$(22,434,463)	$(22,433,713)

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(434,608)	(434,608)

Net income	-	-	-	5,720,518	5,720,518

Balance as of June 30, 2022	7,500,000	$750	$-	$(17,148,553)	$(17,147,803)

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(1,383,654)	(1,383,654)

Net income	-	-	-	(617,278)	(617,278)

Balance as of September 30, 2022	7,500,000	$750	$-	$(19,149,485)	$(19,148,735)

The accompanying notes are an integral part of these condensed unaudited financial statements.

Rigel Resource Acquisition Corp

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Cash Flows From Operating Activities:
Net income	$4,359,181	$10,477,715
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(10,481,777)	(1,843,236)
Change in fair value of derivative liabilities	5,177,713	(9,561,599)
Change in fair value of convertible promissory notes - related party	(72,097)	(65,159)
Changes in operating assets and liabilities:
Prepaid expenses	412,006	(582,109)
Other current assets	-	572,539
Other assets	-	434,343
Changes in accrued offering costs	-	-
Accounts payable and accrued expenses	285,463	(840,660)
Net Cash Used In Operating Activities	(319,511)	(1,408,166)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(3,948,367)	-
Cash withdrawn fom Trust Account for redemptions	58,279,780	-
Net Cash Provided By Investing Activities:	54,331,413	-

Cash Flows From Financing Activities:
Payments made in relation to redemption of Class A common stock	(58,279,780)	-
Repayment of advances from related parties	(99,722)	-
Proceeds from convertible promissory notes – related party	4,398,367	300,000
Payment of offering costs	(15,000)	(411,331)
Net Cash Used In Financing Activities	(53,996,135)	(111,331)

Net change in cash	15,767	(1,519,497)
Cash at beginning of period	109,595	1,675,601
Cash at end of period	$125,362	$156,104

Supplemental disclosure of non-cash financing activities:
Current period accretion to redemption value	14,430,164	1,843,236

The accompanying notes are an integral part of these condensed unaudited financial statements.

RIGEL RESOURCE ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

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

All activity for the period from April 6, 2021 (inception) through September 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and the search for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

As of November 9, 2021, transaction costs amounted to $17,585,547 consisting of $6,000,000 of underwriting fees in cash, $10,500,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $1,085,547 of costs related to the Initial Public Offering. Cash of $125,362 was held outside of the Trust Account on September 30, 2023 and was available for working capital purposes. As described in Note 6, the $10,500,000 deferred underwriting fees are contingent upon the consummation of the Business Combination by August 9, 2024.

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

In connection with the Company’s extraordinary general meeting held on August 7, 2023 (the “Special Meeting”), the Company’s shareholders approved a special resolution to amend the Company’s amended and restated memorandum and articles of association (the “Charter”) to extend the date by which the Company must either consummate an initial Business Combination or (i) cease its operations, except for the purpose of winding up if it fails to complete an initial Business Combination and (ii) redeem all of the Class A ordinary shares (the “Public Shares”) included as part of the units sold in the Company’s initial public offering, from August 9, 2023 to August 9, 2024 (the “Extension Amendment”). In connection with the Extension Amendment, the holders of 5,429,967 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.73 per share, for an aggregate redemption amount of approximately $58,279,780, leaving approximately $263,710,000 in the Company’s trust account.

Pursuant to the Convertible Promissory Note dated as of August 9, 2023 (the “Second Extension Loan”), the Sponsor has agreed that it will contribute to the Company as a loan (each loan being referred to herein as a “Contribution”) the lesser of (A) $0.03 for each Public Share (as defined below) that was not redeemed in connection with the Special Meeting (as defined below) and (B) $350,000, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve an initial Business Combination and (ii) August 9, 2024. The maximum aggregate amount of all Contributions will not exceed $4,200,000, and the Contributions will be deposited into the Company’s trust account. Up to $1,500,000 of the Contributions can be settled in whole warrants to purchase Class A Ordinary Shares of the Company at a conversion price equal to $1.00 per warrant. The Contributions will not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The Company’s board of directors will have the sole discretion whether to continue extending until August 9, 2024, and if the Company’s board of directors determines not to continue extending for additional months, the Sponsor’s obligation to make additional Contributions will terminate. If this occurs, the Company would wind up the Company’s affairs and redeem 100% of the outstanding Public Shares in accordance with the procedures set forth in the Charter (as defined below). The maturity date of the Second Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Second Extension Loan may be prepaid at any time by the Company, at its election and without penalty. On August 9, 2023, August 31, 2023 and September 29, 2023, the Sponsor made contributions of approximately $248,387, $350,000 and $350,000, respectively, to the Trust Account under the Second Extension Loan. See Note 5 for more information.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and other events (such as the invasion by Russia of Ukraine and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), on the industry and has concluded that while it is reasonably possible that the virus and other events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 27, 2023. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

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

Investments held in Trust Account

At September 30, 2023 and December 31, 2022, the Company had approximately $266.6 million and $310.5 million in treasury securities held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption in the amount of approximately $266,600,000 and $310,500,000 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

The Charter Amendments became effective on August 8, 2023.

Redemption of Class A Ordinary Shares

In connection with the vote to approve the Charter Amendments, the holders of 5,429,967 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.73 per share, for an aggregate redemption amount of approximately $58,279,780, leaving approximately $263,710,000 in the Trust Account.

Net (loss) income per share

Net (loss) income per share is computed by dividing net income by the weighted average number of ordinary shares during the period. The Company applies the two-class method in calculating earnings per share. Earnings are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) Private Placement and (iii) embedded conversion feature of the related party convertible promissory notes, since the strike prices of these instruments are out of the money. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 15,000,000 Class A ordinary shares in the aggregate.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	Three months Ended September 30, 2023	Three months Ended September 30, 2022
Class A ordinary shares
Numerator; Loss allocable to Class A ordinary shares	$(161,811)	$(1,600,746)
Denominator:
Basic and diluted weighted average shares outstanding	27,016,502	30,000,000
Basic and diluted net loss per ordinary share	$(0.01)	$(0.05)

Class B ordinary shares
Numerator: Loss allocable to Class B ordinary shares	$(44,920)	$(400,186)
Denominator:
Basic and diluted weighted average shares outstanding	7,500,000	7,500,000
Basic and diluted net loss per share, Class B ordinary share	$(0.01)	$(0.05)

	Nine months Ended September 30, 2023	Nine months Ended September 30, 2022
Class A ordinary shares
Numerator; Income allocable to Class A ordinary shares	$3,463,594	$6,907,583
Denominator:
Basic and diluted weighted average shares outstanding	29,005,501	30,000,000
Basic and diluted net income per ordinary share	$0.12	$0.23

Class B ordinary shares
Numerator: Income allocable to Class B ordinary shares	$895,587	$1,726,896
Denominator:
Basic and diluted weighted average shares outstanding	7,500,000	7,500,000
Basic and diluted net income per share, Class B ordinary share	$0.12	$0.23

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature, except for the convertible promissory notes, warrant liabilities and the Forward Purchase Agreement (see Note 9).

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

Founder Shares

On May 6, 2021, the Sponsor received 7,187,500 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for cash of $25,000. On November 4, 2021, the board of directors of the Company authorized a share dividend of 718,750 Founder Shares, resulting in the shareholders of the Founder Shares holding an aggregate of 7,906,250 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the share dividend. The Founder Shares included an aggregate of up to 1,031,250 shares subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriter exercised a portion of the over-allotment option in connection with the initial closing of the Initial Public Offering on November 9, 2021; as a result of the expiration of the over-allotment option, the Sponsor forfeited 406,250 Founder Shares pursuant to the terms of the underwriting agreement. As of September 30, 2023 and December 31, 2022, there were 7,500,000 Founders shares outstanding.

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

Advances from Related Parties

The Sponsor paid certain formation and operating costs on behalf of the Company. These advances were due on demand and are non-interest bearing. During the year ended December 31, 2022, related parties paid $99,722 of operating costs on behalf of the Company. As of September 30, 2023 and December 31, 2022, the amount due to the related parties was $0 and $99,722, respectively.

General and Administrative Services

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company recorded $30,000 and $90,000 of administrative fees during each of the three and nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, $227,500 and $137,500, respectively, was outstanding and is included in accounts payable and accrued expenses on the accompanying condensed balance sheets.

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

On May 18, 2022, the Company entered into a Working Capital Loan with the Sponsor. On May 20, 2022, the Sponsor advanced $300,000 to the Company under the Working Capital Loan. On February 21, 2023, the Company drew down additional $250,000 on the Working Capital Loans. On September 29, 2023, the Company drew down additional $200,000 on the Working Capital Loans.

As of September 30, 2023 and December 31, 2022, there was $750,000 and $300,000 outstanding under the Working Capital Loans, respectively, and is included in convertible promissory notes - related party on the accompanying condensed balance sheets.

Promissory Notes

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

On August 9, 2023, August 31, 2023 and September 29, 2023, the Sponsor made contributions of approximately $248,387, $350,000 and $350,000, respectively, to the Trust Account under the Second Extension Loan. As of September 30, 2023 and December 31, 2022, there was $948,387 and $0 outstanding under the Second Extension Loan, respectively, and is included in convertible promissory notes - related party on the accompanying condensed balance sheets.

Fair Values

Management has elected the fair value option for the notes and the notes are measured at fair value at issuance and at each reporting date. At September 30, 2023, the fair value of the notes were $3,627,816, which resulted in a change in fair value of the note of $807,373 for the nine months ended September 30, 2023, of which $72,097 is reflected on the condensed statements of operations and $934,774, which is the proceeds in excess of fair value, is reflected on the condensed statements of changes in shareholders’ deficit.

NOTE 6.	COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Units and warrants that may be issued upon conversion of Working Capital Loans and First Extension Loan (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and, First Extension Loan and the Second Extension Loan, and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The Company classifies the Forward Purchase Agreement as a liability upon execution of the agreement, in accordance with the guidance contained in ASC 815-40, at its fair value and will allocate a portion of the proceeds from the issuance of the Units equal to its fair value determined by the modified Black Scholes model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. Upon issuance of the Forward Purchase Agreement, the Company recorded a derivative liability of $453,701. As of September 30, 2023 and December 31, 2022, the fair value of the Forward Purchase Agreement was $5,338,558 and $2,045,845, respectively, which is included in derivative liabilities on the balance sheets. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the Forward Purchase Agreement will be reclassified as of the date of the event that causes the reclassification.

During the three and nine months ended September 30, 2023, the Company recorded loss of $3,390,376 and $5,177,713 and $981,288 and $1,035,001, during the three and nine months ended September 30, 2022, respectively, for the change in fair value which is included in change in fair value of derivative liabilities on the accompanying statements of operations.

Vendor Agreements

As of September 30, 2023 and December 31, 2022, the Company had incurred legal fees related to the Initial Public Offering and general corporate services of approximately $807,470 and $584,300, respectively. Approximately $378,300 of these fees will only become due and payable upon the consummation of a Business Combination. The outstanding balance of the legal fees is in accrued offering costs of approximately $378,300 and accounts payable and accrued expenses of approximately $429,100 on the accompanying balance sheets.

NOTE 7.	SHAREHOLDERS’ DEFICIT

Preferred Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 24,570,033 and 30,000,000 shares of Class A ordinary shares issued and outstanding and classified in temporary equity on the balance sheets, respectively.

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 7,500,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	December 31, 2022
Assets:
Marketable securities held in the Trust Account	1	$266,639,182	$310,488,798

Liabilities:
Convertible promissory notes - related party	3	$3,627,816	$236,300

Warrant liability - Private Placement Warrants	2	2,310,000	1,400,000
Warrant liability - Public Warrants	1	2,475,000	1,500,000
Forward Purchase Agreement	3	5,338,558	2,045,845
Total Derivative liabilities		$10,123,558	$4,945,845

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

Upon initial issuance and September 30, 2023, the Company used a modified Black Scholes model to value the Convertible Notes. As of September 30, 2023 and December 31, 2022, the Convertible Notes were classified as Level 3 on the Fair Value Hierarchy.

Upon initial issuance, the Public Warrants and the Private Placement Warrants used the Monte Carlo simulation model and the modified Black-Scholes model, respectively The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B ordinary shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. As of September 30, 2023 and December 31, 2022, the Public and Private Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 and Level 2, respectively, on the Fair Value Hierarchy.

The Forward Purchase Agreement was valued using a valuation method which considers the reconstructed unit price (the total fair value of ordinary shares and half the Private Warrant value) and multiple assumptions such as risk-free rate and time to Initial Business Combination. As of September 30, 2023 and December 31, 2022, the Forward Purchase Agreement was classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended September 30, 2023 and 2022:

Fair Value Measurement Using Level 3 Inputs Total
Balance, Fair value at December 31, 2022	$2,282,145
Issuance of convertible promissory note - related party	250,000
Proceeds in excess of fair value	(53,009)
Change in fair value of convertible promissory note - related party	1,168
Change in fair value of forward purchase agreement	732,512
Balance, March 31, 2023	3,212,816
Issuance of convertible promissory note - related party	3,000,000
Proceeds in excess of fair value	(639,640)
Change in fair value of convertible promissory note - related party	25,624
Change in fair value of forward purchase agreement	935,925
Balance, June 30, 2023	6,534,725
Issuance of convertible promissory notes - related party	1,148,387
Proceeds in excess of fair value	(242,125)
Change in fair value of convertible promissory notes - related party	(98,889)
Change in fair value of forward purchase agreement	1,624,276
Balance, September 30, 2023	$8,966,374

Fair Value Measurement Using Level 3 Inputs Total
Balance, Fair value at December 31, 2021	$670,221
Change in fair value of forward purchase agreement	46,917
Balance, March 31, 2022	717,138
Proceeds received from issuance of convertible note	300,000
Change in fair value of convertible promissory note - related party	(74,277)
Change in fair value of forward purchase agreement	6,796
Balance, June 30, 2022	949,657
Change in fair value of convertible promissory notes - related party	9,118
Change in fair value of forward purchase agreement	981,288
Balance, September 30, 2022	$1,940,063

The key inputs into the discount model for the Convertible Promissory Notes were as follows:

	September 30, 2023	December 31, 2022
Volatility	169.44 -338.87%	9.24 - 175.59%
Risk-free interest rate	5.541%	2.58 - 4.66%
Expected life of convertible promissory notes	0.69 years	0.42 - 0.78 years
Dividend yield	0%	0%
Probability of business combination	80.0%	80.0%

The key inputs into the discount model for the Forward Purchase Agreement were as follows:

	September 30, 2023	December 31, 2022
Risk-free interest rate	5.50%	4.66%
Expected life of forward purchase agreement	0.69 years	0.42 years
Dividend yield	0%	0%
Probability of business combination	80.0%	80.0%

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Convertible Promissory Notes	Private Placement Warrants	Public Warrants	Forward Purchase Agreement	Total
Fair value at December 31, 2022	$236,300	$1,400,000	$1,500,000	$2,045,845	$5,182,145
Proceeds received from issuance of convertible note	250,000	-	-	-	250,000
Proceeds in excess of fair value	(53,009)	-	-	-	(53,009)
Change in fair value	1,168	448,000	480,000	732,512	1,661,680
Fair value at March 31, 2023	$434,459	$1,848,000	$1,980,000	$2,778,357	$7,040,816
Proceeds received from issuance of convertible note	3,000,000	-	-	-	3,000,000
Proceeds in excess of fair value	(639,640)	-	-	-	(639,640)
Change in fair value	25,624	(390,600)	(418,500)	935,925	152,449
Fair value at June 30, 2023	$2,820,443	$1,457,400	$1,561,500	$3,714,282	$9,553,625
Proceeds received from issuance of convertible notes	1,148,387				1,148,387
Proceeds in excess of fair value	(242,125)				(242,125)
Change in fair value	(98,889)	852,600	913,500	1,624,276	3,291,487
Fair value at September 30, 2023	$3,627,816	$2,310,000	$2,475,000	$5,338,558	$13,751,374

NOTE 10.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date financial statements were issued. Based upon this review, other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 31, 2023, the Sponsor made a contribution of $350,000 to the Trust Account under the Second Extension Loan.

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

For further information, please see our Current Report on Form 8-K as filed with the SEC on August 10, 2023 and Note 2 of the notes to the condensed financial statements included in this Quarterly Report.

Redemption of Class A Ordinary Shares

As previously disclosed, in connection with the vote to approve the Charter Amendments, the holders of 5,429,967 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.73 per share, for an aggregate redemption amount of approximately $58,279,780, leaving approximately $263,710,000 in the Trust Account.

For further information, please see our Current Report on Form 8-K as filed with the SEC on August 10, 2023 and Note 2 of the notes to the condensed financial statements included in this Quarterly Report.

Promissory Notes

As previously disclosed, on August 9, 2023, August 31, 2023, September 29, 2023 and October 31, 2023 the Sponsor advanced $248,387, $350,000, $350,000 and $350,000 to the Trust Account under the Second Extension Loan, respectively.

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

For further information, please see our Current Report on Form 8-K as filed with the SEC on August 10, 2023 and Note 5 of the notes to the condensed financial statements included in this Quarterly Report.

Results of Operations

As of September 30, 2023, we have neither engaged in any operations nor generated any revenues. Our only activities since April 6, 2021 (inception) through September 30, 2023 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for our Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We will generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence on prospective Business Combination candidates.

For the three and nine months ended September 30, 2023, we had net (loss) income of $(206,731) and $4,359,181, respectively, which consists of a loss in fair value of the derivative liabilities of $3,390,376 and $5,177,713, respectively, a gain in fair value of the convertible notes of $98,889 and $72,097, respectively and operating costs of $358,944 and $1,016,980, respectively, offset by interest income on marketable securities held in the Trust Account of $3,443,700 and $10,481,777, respectively.

For the three and nine months ended September 30, 2022, we had net (loss) income of $(617,278) and $10,477,715, respectively, which consists of a (loss) gain in fair value of the derivative liabilities of $(1,694,688) and $9,561,599, respectively, and interest income on marketable securities held in the Trust Account of $1,383,654 and $1,843,226, respectively, offset by operating costs of $297,126 and $992,279, respectively.

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

As of September 30, 2023, the Company had funds held in the Trust Account of $266,639,182. On May 8, 2023, the Sponsor deposited an aggregate of $3,000,000 into the Trust Account in order to extend the period of time the Company has to consummate its initial Business Combination by three months, from May 9, 2023 to August 9, 2023. On August 8, 2023, the Charter Amendments became effective and the period of time the Company has to consummate its initial Business Combination was extended up to August 9, 2024. On August 9, 2023, August 31, 2023 and September 29, 2023, the Sponsor made contributions of $248,387, $350,000 and $350,000, respectively, to the Trust Account under the Second Extension Loan. In connection with the Charter Amendments, the holders of 5,429,967 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.73 per share, for an aggregate redemption amount of approximately $58,279,780. On August 10, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of the Company’s initial Business Combination or the liquidation of the Company. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, if any and up to $100,000 of dissolution expenses.

For the nine months ended September 30, 2023, cash used in operating activities was $319,511. Net income was $4,359,181, primarily as a result of a gain in fair value of convertible notes of $72,097, a loss in fair value of the derivative liabilities of $5,177,173 and offset by interest income on marketable securities held in the Trust Account of $10,481,777. Changes in operating assets and liabilities provided cash of $697,469 in operating activities.

For the nine months ended September 30, 2023, cash provided by investing was $54,331,413, primarily as a result of cash withdrawals from the Trust Account for redemptions of $58,279,780 and offset by the cash deposited into the Trust Account of $3,948,367.

For the nine months ended September 30, 2023, cash used in financing activities was $53,996,135 primarily as a result of $58,279,280 cash paid for redemptions, $4,398,367 in proceeds from convertible promissory notes, repayments of related party advances of $99,722 and repayments of offering costs of $15,000.

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

For the nine months ended September 30, 2022, cash used in financing activities was $111,331 primarily as a result of payments of offering costs of $411,331, partially offset by proceeds from convertible promissory notes of $300,000.

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

As of September 30, 2023, we had cash of $125,362 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an initial Business Combination.

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

On May 18, 2022, the Company entered into a Convertible Promissory Note (the “Working Capital Loan”) with the Sponsor. Pursuant to the Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. Up to $1,500,000 of the loans may be settled in whole warrants to purchase Class A ordinary shares of the Company at a conversion price equal to $1.00 per warrant. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended and restated memorandum and articles of association (as amended from time to time) and the consummation of the Company’s initial Business Combination. On May 20, 2022, February 21, 2023, and September 29, 2023, the Sponsor advanced $300,000, $250,000, and $200,000 respectively, to the Company under the Working Capital Loan. On May 8, 2023, the Sponsor advanced $3,000,000 to the Company under the First Extension Loan. On August 9, 2023, August 31, 2023, September 29, 2023 and October 31, 2023, the Sponsor advanced approximately $248,387, $350,000, $350,000 and $350,000, respectively to the Company under the Second Extension Loan.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriter is entitled to a deferred underwriting commission of $10,500,000. The deferred fee will be waived by the underwriter in the event that we do not complete an initial Business Combination, subject to the terms of the underwriting agreement. Also, the Company had incurred legal fees related to the Initial Public Offering and general corporate services of approximately $807,470. Approximately $378,300 of these fees will only become due and payable upon the consummation of a Business Combination.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023, the Class A ordinary shares subject to possible redemption in the amount of approximately $266,639,182 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Net (loss) income per share

Net (loss) income per share is computed by dividing net income by the weighted average number of ordinary shares during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) Private Placement and (iii) embedded conversion feature of the related party convertible promissory note, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 15,000,000 Class A ordinary shares in the aggregate.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, and noted the following deficiency that we believe to be a material weakness in internal controls over financial reporting as (i) the Company’s processes to ensure its financial statements were properly presented in accordance with GAAP did not operate effectively. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective.

During the three and nine months ended September 30, 2023, we have sought to remediate this material weakness by, among other things, devoting additional resources to the improvement of our internal control over financial reporting as it relates to the accounting treatment for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we are enhancing these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our securities and financial statements. We have also added additional layers of management oversight on the accrual of operating expenses and valuation of complex financial instruments. As we continue to evaluate and improve our internal control over financial reporting, management will review and make necessary changes to the overall design of our internal controls.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q, other than the circumstances described above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 27, 2023, Quarterly Report on Form 10-Q filed with the SEC on August 16, 2023 and definitive proxy statement on Schedule 14A for the Special Meeting filed with the SEC on July 19, 2023. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 27, 2023, Quarterly Report on Form 10-Q filed with the SEC on August 16, 2023 and definitive proxy statement on Schedule 14A for the Special Meeting filed with the SEC on July 19, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three and nine months ended September 30, 2023. For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 5 of our Annual Report on Form 10-K filed with the SEC on March 27, 2023. There has been no material change in the planned use of the proceeds from our Initial Public Offering and Private Placement as is described in our final prospectus filed with the SEC on November 8, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three and nine months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2021.

3.2	Amendment to Amended and Restated Memorandum and Articles of Association of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 10, 2023.

10.1+	Convertible Promissory Note, dated as of August 9, 2023, by and between the Company and Rigel Resource Acquisition Holding LLC, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 10, 2023.

10.2	Amendment No. 1 to the Investment Management Trust Agreement, dated as of October 5, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2023.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RIGEL RESOURCE ACQUISITION CORP

Dated: November 14, 2023	By:	/s/ Jonathan Lamb
	Name:	Jonathan Lamb
	Title:	Chief Executive Officer

Dated: November 14, 2023	By:	/s/ Jeff Feeley
	Name:	Jeff Feeley
	Title:	Chief Financial Officer