Form 10-K
period 2023-12-31
Rigel Resource Acquisition Corp.
filed 2024-03-22
CIK 1860879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter), was $321,600,000.

As of March 22, 2024, there were 24,570,033 of the Registrant’s Class A ordinary shares, par value $0.0001 per share, and 7,500,000 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Rigel Resource Acquisition Corp

FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K (this “Annual Report”) contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including with respect to our recently announced proposed Business Combination with Blyvoor Gold Resources Proprietary Limited, a South African private limited liability company (“Blyvoor Resources”). These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial Business Combination (as defined below), including our recently announced proposed Business Combination with Blyvoor Resources;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	the proceeds of our forward purchase Units being available to us;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses and the technology industries;

●	our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases);

●	the ability of our directors and officers to generate a number of potential Business Combination opportunities;

●	our public securities’ potential liquidity and trading;

ii

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance;

●	the classification of our warrants as derivative liabilities; and

●	the other risks and uncertainties discussed in “Item 1.A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form F-4 that we will file with the SEC relating to our proposed Business Combination with Blyvoor Resources (the “Blyvoor Disclosure Statement”).

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

iii

PART I.

References in this Annual Report to “we,” “us,” “our” or the “Company” are to Rigel Resource Acquisition Corp, a blank check company incorporated as a Cayman Islands exempted company. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Rigel Resource Acquisition Holding LLC, a Cayman Islands limited liability company. References to our “initial shareholders” refer to our Sponsor and other holders of our Founder Shares prior to our Initial Public Offering.

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

On November 9, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 30,000,000 units (“Units” and, with respect to the ordinary shares included in the Units which were offered, the “Public Shares”), including the issuance of 2,500,000 Units as a result of the underwriter’s partial exercise of its over-allotment option, generating gross proceeds of $300,000,000.

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

If we are unable to complete a Business Combination by August 9, 2024, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining Public Shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination within the Combination Period.

Combination Period Extensions

As previously disclosed, on May 8, 2023, the Sponsor deposited an aggregate of $3,000,000 into the Trust Account in order to extend the period of time the Company has to consummate its initial Business Combination by three months, from May 9, 2023 to August 9, 2023 (the “Initial Extension”). The Initial Extension was the first of up to two three-month extensions permitted under the Company’s governing documents.

On August 7, 2023, in connection with the Company’s extraordinary general meeting (the “Special Meeting”), the Company’s shareholders approved: (1) a special resolution to amend the Company’s amended and restated memorandum and articles of association (the “Charter”) to extend the date by which the Company must either consummate an initial Business Combination or (i) cease its operations, except for the purpose of winding up if it fails to complete an initial Business Combination and (ii) redeem all of the Class A ordinary shares (the “Public Shares”) included as part of the units sold in the Company’s initial public offering, from August 9, 2023 to August 9, 2024 (the “Extension Amendment”); and (2) a special resolution to amend the Charter to eliminate from the Charter the limitation that the Company may not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment” and, together with the Extension Amendment, the “Charter Amendments”).

The Charter Amendments became effective on August 8, 2023. The foregoing description of the Charter Amendments is qualified in its entirety by reference to the Amendment to Amended and Restated Memorandum and Articles of Association, a copy of which is incorporated by reference in this Annual Report.

For further information, please see Note 5 of the notes to the financial statements included in this Annual Report.

Redemption of Class A Ordinary Shares

In connection with the vote to approve the Charter Amendments, the holders of 5,429,967 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.73 per share, for an aggregate redemption amount of $58,279,780.

For further information, please see Note 1 of the notes to the financial statements included in this Annual Report.

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

On December 28, 2023, the Company amended and restated: (i) that the First Extension Loan and (ii) the Second Extension Loan (together with the First Extension Loan, the “Amended and Restated Extension Loans”) to add Orion Mine Finance GP III LP, a Cayman Islands limited partnership and an affiliate of the Sponsor, as a payee (together with the Sponsor, the “Payees”). The Amended and Restated Extension Loans will be repayable by the Company to the Payees on a pro rata basis based on the amount of the principal balance each Payee has advanced under the Amended and Restated Extension Loans. The Amended and Restated Extension Loans do not otherwise materially modify the terms of the First Extension Loan and the Second Extension Loan and are effective as of May 8, 2023 and August 9, 2023, respectively.

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

On December 28, 2023, the Company entered into a Promissory Note (the “December 2023 Working Capital Loan”) with the Sponsor. Pursuant to the December 2023 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination.

Proposed Blyvoor Business Combination

Business Combination Agreement

On March 11, 2024, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among the Company, Blyvoor Gold Resources Proprietary Limited, a South African private limited liability company (“Blyvoor Resources”), Blyvoor Gold Operations Proprietary Limited, a South African private limited liability company (“Tailings” and, together with Blyvoor Resources, the “Target Companies”, each a “Target Company”), RRAC NewCo, a Cayman Islands exempted company and wholly-owned subsidiary of the Company (“Newco”), and RRAC Merger Sub, a Cayman Islands exempted company and wholly-owned subsidiary of Newco (“Merger Sub”). Each of Newco and Merger Sub is a newly formed entity that was formed for the sole purpose of entering into and consummating the transactions set forth in the Business Combination Agreement. Concurrently with the execution of the Business Combination Agreement, Newco also entered into an Exchange Agreement (the “Exchange Agreement”), by and among, Newco, Blyvoor Gold Proprietary Limited, a South African private limited liability company (“Blyvoor Gold”), Orion Mine Finance Fund II LP, a Bermuda limited partnership (“Orion” and, together with Blyvoor Gold, the “Sellers”), and the Target Companies. Orion Mine Finance Fund II LP and Orion Mine Finance Fund III LP, an affiliate of our Sponsor, share the same investment adviser.

Pursuant to the terms, and subject to the conditions, set forth in the Business Combination Agreement, the parties thereto will enter into a business combination transaction (the “Blyvoor Business Combination” and, together with the other transactions contemplated by the Business Combination Agreement, the “Transactions”), pursuant to which, among other things, (i) the Company will merge with and into Merger Sub (the “Merger”), with Merger Sub being the surviving company, and (ii) Newco will acquire all of the outstanding equity interests of the Target Companies (the “Share Exchange”). Following the Merger and the Share Exchange, each of the Target Companies and Merger Sub will be a wholly owned subsidiary of Newco, and Newco will become a publicly traded company. At the closing of the Transactions (the “Closing”), Newco is expected to change its name to Aurous Resources, and its ordinary shares, par value $0.0001 (the “Newco Ordinary Shares”), are expected to be listed on the NASDAQ.

The Transactions are expected to be consummated after the required approval by the holders of the Company’s ordinary shares and the satisfaction of certain other conditions summarized below:

Share Exchange

The consideration to the holders of the Target Companies’ outstanding equity interests at the Closing will consist of (a) 600,000 Newco Ordinary Shares to Blyvoor Gold in exchange for its shares of Tailings (the “Gold Tailings Consideration”), (b) 28,017,500 Newco Ordinary Shares to Blyvoor Gold in exchange for its shares of Blyvoor Resources (the “Gold Resources Consideration”), and (c) 6,982,500 Newco Ordinary Shares to Orion in exchange for its shares of Blyvoor Resources (the “Orion Resources Consideration” and, together with the Gold Tailings Consideration and the Gold Resources Consideration, the “Exchange Consideration”). Pursuant to the Exchange Agreement, the Sellers have agreed, subject to customary exceptions, not to transfer any Newco Ordinary Shares received as Exchange Consideration until the 6-month anniversary of the Closing.

As additional consideration for its shares of Tailings, Blyvoor Gold will be entitled to receive, as promptly as practicable after the date that is 90 days following the Closing, a number of Newco Ordinary Shares equal to the product of (A) the quotient of (i) the aggregate amount of proceeds from the PIPE Investment (as defined in the Business Combination Agreement), divided by (ii) 100,000, multiplied by (B) 346.6666667.

In addition to the foregoing, the Sellers shall have the contingent right to receive additional Newco Ordinary Shares, as described below, (the “Earnout Shares”), subject to the following milestone conditions (the “Milestone Conditions”):

(i)	If Net Cash Proceeds (as defined in the Business Combination Agreement) are equal to or greater than $33,000,000 as of immediately prior to Closing:

a.	The Sellers will be entitled to receive, upon the cumulative payable gold production of the Mine (as defined in the Business Combination Agreement) exceeding 55,000 ounces (the “First Base Case Milestone”) for the 12-month period ending on the date that is the 18-month anniversary of the last day of the calendar month in which the Closing occurs (the “First Earnout Period”), 1,050,000 Newco Ordinary Shares; and

b.	the Sellers will be entitled to receive, upon the cumulative payable gold production of the Mine exceeding 95,000 ounces (the “Second Base Case Milestone”) for the 12-month period ending on the date that is the 30-month anniversary of the last day of the calendar month in which the Closing occurs (the “Second Earnout Period” and together with the First Earnout Period, the “Earnout Periods”), 1,575,000 Newco Ordinary Shares;

(ii)	If Net Cash Proceeds are less than $33,000,000 as of immediately prior to Closing:

a.	the Sellers will be entitled to receive (such amount not to exceed 1,050,000 Newco Ordinary Shares), upon the cumulative payable gold production of the Mine for the First Earnout Period exceeding an amount, in ounces, equal to (but in no event to be less than 32,650 ounces) the product of (1) the First Base Case Milestone multiplied by (2) the sum of (x) one minus (y) the Adjustment Multiplier (as defined in the Business Combination Agreement), a number of Newco Ordinary Shares equal to (but in no event to exceed 1,050,000 Newco Ordinary Shares) the product of (I) 1,050,000 Newco Ordinary Shares multiplied by (II) the sum of (A) one minus (B) the product of (x) the Adjustment Multiplier multiplied by (y) 0.25 plus (C) the Share Consideration Multiplier (as defined in the Business Combination Agreement); and

b.	the Sellers will be entitled to receive (such amount not to exceed 1,575,000 Newco Ordinary Shares), upon the cumulative payable gold production of the Mine for the Second Earnout Period exceeding an amount, in ounces, equal to (but in no event to be less than 56,240 ounces) the product of (1) the Second Base Case Milestone multiplied by (2) the sum of (x) one minus (y) the Adjustment Multiplier, a number of Newco Ordinary Shares equal to (but in no event to exceed, in the aggregate with the First Earnout Share Consideration (as defined in the Business Combination Agreement), 2,625,000 Newco Ordinary Shares) the product of (I) 1,575,000 Newco Ordinary Shares multiplied by (II) the sum of (A) one minus (B) the product of (x) the Adjustment Multiplier multiplied by (y) 0.25 plus (C) the Share Consideration Multiplier;

The respective Milestone Conditions described above will be deemed to be achieved, and the respective Earnout Shares for the applicable Earnout Period(s) will be issued to the Sellers if, at any point prior to the end of the applicable Earnout Period(s), there is a sale, exchange or other transfer, directly or indirectly, in one transaction or a series of related transactions, of all or substantially all of the assets of the Target Companies or a merger, consolidation, recapitalization or other transaction in which any person other than Newco or any affiliate of Newco becomes the beneficial owner, directly or indirectly, of 50% or more of the combined voting power of all interests in the Target Companies, taken as a whole. Any Earnout Shares not properly earned by the end of the Earnout Periods shall no longer be issuable to Sellers and the obligations of Newco to issue such Earnout Shares shall be terminated.

Effect of the Merger

On the terms, and subject to the conditions, set forth in the Business Combination Agreement, at the effective time of the Merger (the “Merger Effective Time”), by virtue of the Merger:

(i)	each Class A ordinary share of the Company (a “Rigel Class A Ordinary Share”) issued and outstanding immediately prior to the Merger Effective Time (other than shares to be cancelled in accordance with the Business Combination Agreement and any Redemption Shares (as defined below)) will be automatically cancelled and converted into the right to receive (A) cash consideration in an amount per share equal to the cash value per share as of the Closing date to be received in respect of a Rigel Class A Ordinary Share redeemed in the Rigel Stockholder Redemption (as defined below) minus $10.00 (the “Cash Consideration”) and (B) one Newco Ordinary Share (the “Equity Consideration” and together with the Cash Consideration, the “Ordinary Shareholder Consideration”);

(ii)	each Rigel Class A Ordinary Share issued and outstanding immediately prior to the Merger Effective Time with respect to which a Company shareholder has validly exercised its redemption rights (collectively, the “Redemption Shares”) will not be converted into and become the Ordinary Shareholder Consideration, and instead will at the Merger Effective Time be converted into the right to receive from the Company, in cash, an amount per share calculated in accordance with such shareholder’s redemption rights;

(iii)	each Class B ordinary share of the Company (a “Rigel Class B Ordinary Share”) issued and outstanding immediately prior to the Merger Effective Time will be automatically cancelled and converted into the right to receive one Newco Ordinary Share; and

(iv)	each issued and outstanding public warrant of the Company (the “Rigel Public Warrants”) shall be converted automatically into the right of the holder thereof to receive one public warrant of Newco (the “Newco Public Warrants”), and each issued and outstanding private warrant of Rigel (the “Rigel Private Warrants”) shall be converted automatically into the right of the holder thereof to receive one private warrant of Newco (the “Newco Private Warrants” and, together with the Newco Public Warrants, the “Newco Warrants”). Each Newco Public Warrant shall have, and be subject to, substantially the same terms and conditions as are in effect with respect to the Rigel Public Warrants, and each Newco Private Warrant shall have, and be subject to, substantially the same terms and conditions as are in effect with respect to the Rigel Private Warrants, except that in each case they shall represent the right to acquire Newco Ordinary Shares.

Representations and Warranties

The Business Combination Agreement contains customary representations and warranties of the parties thereto with respect to, among other things, (i) entity organization, standing, formation and authority, (ii) authorization to enter into the Business Combination Agreement, (iii) capital structure, (iv) consents and approvals, (v) financial statements, (vi) absence of changes, (vii) license and permits, (viii) litigation, (ix) material contracts, (x) intellectual property, (xi) taxes, (xii) real and personal properties, (xiii) employee matters, (xiv) benefit plans, (xv) compliance with laws, (xvi) environmental matters, (xvii) benefit plans, (xviii) affiliate transactions, (xix) insurance, (xx) business practices and (xx) finders and brokers. Except in the case of fraud or intentional and willful breach, the representations and warranties of the parties contained in the Business Combination Agreement will terminate and be of no further force and effect as of the Closing.

Covenants

The Business Combination Agreement contains customary covenants of the parties, including, among others, covenants providing for (i) the operation of the Target Companies’ businesses in the ordinary course of business prior to consummation of the Transactions, (ii) the parties’ efforts to satisfy conditions to obligations of the Transactions, (iii) the preparation and filing of the Blyvoor Disclosure Statement in connection with the registration under the Securities Act, of the Newco Ordinary Shares and Newco Warrants to be issued pursuant to the Business Combination Agreement, which will also contain a prospectus and proxy statement for the purpose of soliciting proxies from the Company’s shareholders to vote in favor of certain matters (the “Rigel Stockholder Approval Matters”), (iv) Newco’s adoption of an equity incentive plan that provides for grants and awards to eligible service providers, (v) the protection of, and access to, confidential information of the parties, and (vi) the parties’ efforts to obtain necessary approvals from Governmental Authorities (as defined in the Business Combination Agreement).

Pursuant to the Business Combination Agreement, the Company’s public shareholders will be given an opportunity, in accordance with the Company’s amended and restated articles and memorandum of association and the final prospectus from the Company’s initial public offering, which was filed with the SEC on November 8, 2021, to have their Rigel Class A Ordinary Shares redeemed (the “Rigel Stockholder Redemption”), in conjunction with the Rigel Stockholder Approval (as defined below).

During the Interim Period (as defined in the Business Combination Agreement), each of the parties to the Business Combination Agreement shall not, and shall cause its representatives not to, solicit, initiate, continue or engage in discussions or negotiations with, or enter into any agreement with, or knowingly encourage, respond to, or provide information to, any person concerning an “Acquisition Transaction” or a “Business Combination Proposal”, as applicable.

Conditions to Closing

The consummation of the Transactions is subject to customary closing conditions for transactions involving special purpose acquisition companies, including, among others: (i) approval of the Rigel Stockholder Approval Matters by the Company’s shareholders (the “Rigel Stockholder Approval”), (ii) no order, statute, rule or regulation enjoining or prohibiting the consummation of the Transactions being in force, (iii) the Blyvoor Disclosure Statement having become effective, (iv) the shares of Newco Ordinary Shares to be issued pursuant to the Business Combination Agreement having been approved for listing on the NASDAQ and (v) certain other customary bring-down conditions. In addition, the obligation of the Sellers to consummate the Transactions is subject to the availability of Aggregate Cash Proceeds (as defined in the Business Combination Agreement) of not less than $50,000,000 at the Closing.

Termination

The Business Combination Agreement may be terminated as follows:

(i)	by mutual written consent of the Target Companies and the Company;

(ii)	prior to the Closing, by written notice to the Target Companies from the Company if:

a.	there is any breach of any representation, warranty, covenant or agreement on the part of the Target Companies set forth in the Business Combination Agreement, such that certain closing conditions therein would not be satisfied; provided that the Target Companies are provided the option to cure such breach as specified in the Business Combination Agreement;

b.	if the Closing has not occurred on or before August 9, 2024 (the “Termination Date”);

c.	if the consummation of the Transactions is permanently enjoined, prohibited or prevented by the terms of a final, non-appealable governmental order;

(iii)	prior to the Closing, by written notice to the Company from the Target Companies if:

a.	there is any breach of any representation, warranty, covenant or agreement on the part of the Company, Newco or Merger Sub set forth in the Business Combination Agreement, such that certain closing conditions therein would not be satisfied; provided that the Company, Newco, or Merger Sub, as applicable, are provided the option to cure such breach as specified in the Business Combination Agreement;

b.	the Closing has not occurred on or before the Termination Date,

c.	the consummation of the Transactions is permanently enjoined, prohibited or prevented by the terms of a final, non-appealable Governmental Order; or

d.	if there has been a Change in Recommendation (as defined in the Business Combination Agreement).

The foregoing description of the Business Combination Agreement and the Transactions does not purport to be complete and is qualified in its entirety by the terms and conditions of the Business Combination Agreement and any related agreements. It is not intended to provide any other factual information about the Company, the Target Companies or any other party to the Business Combination Agreement or any related agreement. In particular, the representations, warranties, covenants and agreements contained in the Business Combination Agreement, which were made only for purposes of such agreement and as of specific dates, are solely for the benefit of the parties to the Business Combination Agreement, are subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Business Combination Agreement instead of establishing these matters as facts) and are subject to standards of materiality applicable to the contracting parties that may differ from those applicable to investors and security holders. Investors and security holders are not third-party beneficiaries under the Business Combination Agreement and should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Business Combination Agreement. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Business Combination Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

The foregoing description of the Business Combination Agreement and the Exchange Agreement is not complete and is qualified in its entirety by reference to the Business Combination Agreement and the Exchange Agreement which are incorporated by reference herein.

Related Agreements

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, the Company, the Target Companies, the Sponsor and the persons set forth on Schedule I thereto (collectively with the Sponsor, the “Sponsors”) have entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”). The Sponsor Support Agreement provides that, among other things, the Sponsors agree (i) to vote in favor of the Transactions, (ii) to appear at certain Company shareholder meetings for purposes of constituting a quorum, (iii) to vote against any proposals that could reasonably be expected to prevent or materially impede the Transactions and (iv) to waive any anti-dilution adjustment to the conversion ratio with respect to their existing shares that would result from the issuance of Newco Ordinary Shares, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

In addition, pursuant to the Sponsor Support Agreement, the Sponsors have agreed, subject to certain customary exceptions, not to transfer (i) any Newco Ordinary Shares owned by such Sponsor until the 12-month anniversary of the Closing, (ii) a number of Newco Private Warrants equal to 40% of all Newco Private Warrants owned by such Sponsor (including any Newco Ordinary Shares issuable upon the exercise of such warrants) until the 12-month anniversary of the Closing and (iii) a number of Newco Private Warrants equal to 60% of all Newco Private Warrants owned by such Sponsor (including any Newco Ordinary Shares issuable upon the exercise of such warrants) until the 24-month anniversary of the Closing. The foregoing restrictions on transfer with respect to Newco Ordinary Shares shall be released if the last reported sale price of the Newco Ordinary Shares equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 180 days after closing.

The foregoing description of the Sponsor Support Agreement is not complete and is qualified by reference to the Sponsor Support Agreement, which is incorporated herein by reference.

Amended and Restated Registration Rights Agreement

Pursuant to the terms of the Business Combination Agreement, at the Closing, Newco, the Sponsor and certain other holders of the Newco Ordinary Shares will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”). The Registration Rights Agreement will provide these holders (and their permitted transferees) with the right to require Newco, at Newco’s expense, to register the Newco Ordinary Shares that they hold, on customary terms, including customary demand and piggyback registration rights. The Registration Rights Agreement will also provide that Newco pay certain expenses of the electing holders relating to such registration and indemnify them against liabilities that may arise under the Securities Act.

The foregoing description of the Registration Rights Agreement is not complete and is qualified in its entirety by reference to the form of Registration Rights Agreement, which is attached as Exhibit A to the Business Combination Agreement which is incorporated by reference herein.

Subscription Agreements

Concurrently with the execution of the Business Combination Agreement, the Company, Newco, Blyvoor Gold and the Sponsor entered into subscription agreements with certain institutional and accredited investors (the “PIPE Investors”, and each a “PIPE Investor”, and the subscription agreements, the “Subscription Agreements”) pursuant to which the PIPE Investors have agreed, subject to the terms and conditions set forth therein, to subscribe for and purchase from Newco at the Closing, an aggregate of 750,000 Newco Ordinary Shares (the “PIPE Shares”), at a purchase price of $10 per share, for an aggregate cash amount of $7,500,000.

Pursuant to the Subscription Agreements, a PIPE Investor may elect to reduce the number of PIPE Shares it is obligated to purchase under its Subscription Agreement, on a one-for-one basis, up to the total amount of PIPE Shares subscribed thereunder, to the extent PIPE Investor (i) purchases Rigel Class A Ordinary Shares (the “Open-Market Purchase Shares”) in open market transactions at a price of less than the Closing redemption price per-share prior to the record date established for voting at the Company shareholder meeting held to approve the Transactions (the “Rigel Stockholder Meeting”), but only if the PIPE Investor agrees, with respect to such Open-Market Purchase Shares, to (A) not sell or transfer any such Open-Market Purchase Shares prior to the Closing (B) not vote any such Open-Market Purchase Shares in favor of approving the Transactions and instead submits a proxy abstaining from voting thereon and (C) to the extent such investor has the right to have all or some of its Open-Market Purchase Shares redeemed for cash in connection with the Closing, not exercise any such redemption rights; and (ii) beneficially owned any Rigel Class A Ordinary Shares as of the date of its Subscription Agreement (the “Currently Owned Shares” and together with the Open-Market Purchase Shares and the PIPE Shares, the “Total PIPE Shares”), but only if the PIPE Investor agrees, with respect to such Currently Owned Shares, to (A) not to sell or transfer and such Currently Owned Shares prior to the Closing, (B) vote all of its Currently Owned Shares in favor of approving the Transactions at the Rigel Stockholder Meeting, and (C) to the extent such investor has the right to have all or some of its Currently Owned Shares redeemed for cash in connection with the Closing, not exercise any such redemption rights.

In addition, in connection with the Closing and pursuant to the Subscription Agreements:

(i)	the Sponsor shall surrender an aggregate number of Rigel Class B Ordinary Shares it holds in an amount equal to (a) (I) 4, multiplied by (II) the aggregate number of Total PIPE Shares, divided by (b) 10 (the “Sponsor Forfeit Shares”); and

(ii)	Blyvoor Gold shall surrender an aggregate number of Newco Ordinary Shares it receives as Exchange Consideration in an amount equal to (a) (I) 1, multiplied by (II) the aggregate number of Total PIPE Shares, divided by (b) 10 (the “Blyvoor Forfeit Shares”); and

(iii)	each PIPE Investors shall receive following the Closing, a number of Newco Ordinary Shares equal to the sum of the Sponsor Forfeit Shares and the Blyvoor Forfeit Shares for no additional cash consideration.

The foregoing description of the Subscription Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of the Subscription Agreement, a copy of which is incorporated by reference herein.

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

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets for our initial Business Combination. If the proposed Blyvoor Business Combination is not consummated, we expect to be guided by the criteria outlined below in evaluating opportunities, but we may decide to complete a Business Combination with a target business that does not meet some or all of these criteria and guidelines. We intend to acquire target businesses that we believe have one or more of the below criteria:

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. In addition our amended Charter provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the foregoing will materially affect our ability to complete our Business Combination. For more information, see the section entitled “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest.”

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

Human Capital

We currently have four officers and do not intend to have any full-time employees prior to the completion of our initial Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person will devote in any time period will vary based on the status of the proposed Blyvoor Business Combination and, if the proposed Blyvoor Business Combination is not consummated, whether a different target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

Item 1.A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. For risk factors related to the proposed Blyvoor Business Combination, see the “Risk Factors” section of the Blyvoor Disclosure Statement that we will file with the SEC.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our Public Shareholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial Business Combination unless the Business Combination would require shareholder approval under applicable law or stock exchange rules or if we decide to hold a shareholder vote for business or other reasons. For instance, the rules of the NYSE currently allow us to engage in a tender offer in lieu of a general meeting, but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our then issued and outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval for such Business Combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval for a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial Business Combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the Business Combination we consummate.

If we seek shareholder approval for our initial Business Combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote.

Unlike some other blank check companies in which the initial shareholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the Public Shareholders in connection with an initial Business Combination, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any Public Shares held by them in favor of our initial Business Combination. As a result, in addition to our initial shareholders’ Founder Shares, we would need 8,535,018 or 34.7% (assuming all issued and outstanding shares are voted), or 517,509, or 2.1% (assuming only the minimum number of shares representing a quorum are voted), of the 24,570,033 Public Shares (as of December 31, 2023) to be voted in favor of an initial Business Combination in order to have such initial Business Combination approved. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to Public Shares acquired by them, if any. We expect that our initial shareholders and their permitted transferees will own at least 23% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval for our initial Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their Founder Shares in accordance with the majority of the votes cast by our Public Shareholders.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination by August 9, 2024. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of such time period. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021, the SEC charged a special purpose acquisition company for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the special purpose acquisition company and its sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our Sponsor will not become subject to regulatory actions related to such efforts.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may receive only $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, directors and officers have agreed that we must complete our initial Business Combination by August 9, 2024. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, global hostilities, natural disasters or a significant outbreak of infectious diseases. For example, COVID-19 pandemic continues both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 pandemic and other events (such as terrorist attacks, global hostilities, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial Business Combination by August 9, 2024, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our Public Shareholders may receive only $10.20 per share, or less than $10.20 per share, on the redemption of their shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the coronavirus pandemic and other events and the status of debt and equity markets.

The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, global hostilities, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a Business Combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and its variants and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, global hostilities, natural disasters or a significant outbreak of other infectious diseases) continue for a prolonged period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

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

If we seek shareholder approval for our initial Business Combination and we do not conduct repurchases in connection with our initial Business Combination pursuant to the tender offer rules, our amended Charter provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

If the funds not being held in the Trust Account are insufficient to allow us to operate until August 9, 2024, we may be unable to complete our initial Business Combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until August 9, 2024, assuming that our initial Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential additional loans from certain of our affiliates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Additionally, on August 10, 2023, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. For these reasons, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not completed our initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

On January 24, 2024, the SEC adopted new rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules may materially increase the costs and time required to negotiate and complete an initial Business Combination and could potentially impair our ability to complete an initial Business Combination.

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

If we have not completed our initial Business Combination by August 9, 2024, we will distribute the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses), pro rata to our Public Shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of Public Shareholders from the Trust Account shall be effected automatically by function of our amended Charter prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act (as revised) of the Cayman Islands (the “Companies Act”). In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended Charter and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we have not completed our initial Business Combination within the required time period and do not amend certain provisions of our amended Charter prior thereto.

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

At or after the time of our initial Business Combination, our initial shareholders and their permitted transferees can demand that we register the resale of their Founder Shares after those shares convert to our Class A ordinary shares. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, holders of our forward purchase securities and their permitted transferees can demand that we register the forward purchase shares and the forward purchase warrants (and the underlying Class A ordinary shares) and holders of warrants that may be issued upon conversion of working capital loans or extension loans may demand that we register the resale of such warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders or their permitted transferees, our Private Placement Warrants, our forward purchase securities or warrants issued in connection with working capital loans or extension loans are registered for resale.

In the event that a waiver is granted as described in the prospectus related to the Initial Public Offering, we may enter into an initial Business Combination with a target in any given industry, sector, geographic area or specific target businesses, in which case you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a Business Combination with an operating company of any size (subject to our satisfaction of the 80% of net assets test) and in any industry, sector or geographic area. However, we will not, under our amended Charter, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

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

We may issue additional Class A ordinary shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended Charter. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended Charter authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preference shares, par value $0.0001 per share. As of December 31, 2023, there were 475,429,967 and 42,500,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants, the forward purchase warrants or shares issuable upon the sale of the forward purchase shares, but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2023, there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares, and may issue preference shares, in order to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also enter into forward purchase agreements or other commitments to purchase our securities after closing of Initial Public Offering and prior to completion of our initial Business Combination. We may also issue Class A ordinary shares in connection with the redemption of our the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended Charter. However, our amended Charter provides, among other things, that prior to our initial Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our Public Shares on any initial Business Combination. The issuance of additional ordinary shares or preference shares:

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

Our initial shareholders hold 7,500,000 Class B ordinary shares, as of the date of this Annual Report, including 5,905,000 held by our Sponsor and 1,170,000 held by Orion Mine Finance GP III LP, an affiliate of the sponsor. The Founder Shares will be worthless if we do not complete an initial Business Combination. Our Sponsor, its affiliate and certain directors and officers of the company purchased an aggregate of 14,000,000 Private Placement Warrants, each exercisable for one Class A ordinary share, for a purchase price of $14,000,000 in the aggregate, or $1.00 per warrant, that will also be worthless if we do not complete a Business Combination. Each Private Placement Warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The Founder Shares are identical to the ordinary shares included in the Units except that: (1) prior to our initial Business Combination, only holders of the Founder Shares have the right to vote on the appointment of directors and holders of a majority of our Founder Shares may remove a member of the board of directors for any reason; (2) the Founder Shares are subject to certain transfer restrictions; (3) our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive: (i) their redemption rights with respect to any Founder Shares and Public Shares held by them, as applicable, in connection with the completion of our initial Business Combination; (ii) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to amend our amended Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by August 9, 2024 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our initial Business Combination by August 9, 2024 (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial Business Combination within the prescribed time frame); (4) the Founder Shares will automatically convert into our Class A ordinary shares at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (5) the Founder Shares are entitled to registration rights. If we submit our initial Business Combination to our Public Shareholders for a vote, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any Public Shares held by them purchased during or after the Initial Public Offering in favor of our initial Business Combination.

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

Our amended Charter does not provide a specified maximum repurchase threshold. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval for our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, directors, officers, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination (including, potentially, with the same target).

In order to effectuate an initial Business Combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended Charter or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that some of our shareholders may not support.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds and extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended Charter requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) holders of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s ordinary shares at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the Company’s shareholders. Our amended Charter provides that special resolutions must be approved either by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial Business Combination, which require the approval of the holders of a majority of at least 90% of our ordinary shares attending and voting in a general meeting), or by a unanimous written resolution of all of our shareholders. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus related to the Initial Public Offering, or defective provision (ii) removing or reducing the Company’s ability to redeem the public warrants and, if applicable, a corresponding amendment to the Company’s ability to redeem the Private Placement Warrants, (iii) removing any cap on the number of shares that are issuable upon a cashless exercise of a warrant or (iv) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants under the warrant agreement in any material respect, (b) the terms of the warrants may be amended with the vote or written consent of at least 50% of the then outstanding public warrants and private warrants, voting together as a single class, to allow for the warrants to be classified as equity in our financial statements and (c) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, at least 65% of the then outstanding Private Placement Warrants. We cannot assure you that we will not seek to amend our amended Charter or governing instruments, including the warrant agreement, or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our amended Charter that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended Charter and the trust agreement to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by holders of a certain percentage of the Company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the Company’s Public Shares. Our amended Charter provides that any of its provisions, including those related to pre-Business Combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial Business Combination, which require the approval of the holders of a majority of at least 90% of our ordinary shares attending and voting in a general meeting). Our initial shareholders, who collectively beneficially own 23% of our issued and outstanding ordinary shares, may participate in any vote to amend our amended Charter and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended Charter which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial Business Combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended Charter.

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

Our initial shareholders own 23% of our issued and outstanding ordinary shares. In addition, prior to our initial Business Combination, holders of the Founder Shares will have the right to appoint all of our directors and may remove members of our board of directors for any reason. Holders of our Public Shares will have no right to vote on the appointment of directors during such time. These provisions of our amended Charter may only be amended by a special resolution passed by the holders of a majority of at least 90% of our ordinary shares attending and voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial Business Combination.

In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended Charter and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the open market or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial Business Combination. The forward purchase shares will not be issued until completion of our initial Business Combination, and, accordingly, will not be included in any shareholder vote until such time.

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

We have issued warrants to purchase 15,000,000 Class A ordinary shares, at a price of $11.50 per whole share (subject to adjustment), as part of the Units and, simultaneously with the closing of the Initial Public Offering, we issued in the Private Placement an aggregate of 14,000,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. We may also issue up to 5,000,000 forward purchase warrants pursuant to the forward purchase agreement. Our initial shareholders currently hold 7,500,000 Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, up to $6,000,000 of the loans made under our working capital loans and extension loans may be settled in whole warrants to purchase Class A ordinary shares at a conversion price equal to $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. To the extent we issue Class A ordinary shares to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the Business Combination. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

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

Our directors and officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties or otherwise have an interest in, including any other special purpose acquisition company in which they may become involved with. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended Charter provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. - Directors, Executive Officers and Corporate Governance” and “Item 13. - Certain Relationships and Related Transactions, and Director Independence.”

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

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by August 9, 2024 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of our Public Shares if we have not completed an initial Business Combination by August 9, 2024, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares and/or warrants, potentially at a loss.

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

Our corporate affairs will be governed by our amended Charter, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

Provisions in our amended Charter may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended Charter contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of our board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our taxable year ended December 31, 2023, our current taxable year, and our subsequent taxable years may depend upon the status of an acquired company pursuant to a Business Combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our taxable year ended December 31, 2023, our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

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

Our management previously evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023 and noted the following deficiencies that we believe to be material weaknesses in internal controls over financial reporting as (i) the Company’s processes to ensure its financial statements were properly presented in accordance with GAAP did not operate effectively. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. During the year ended December 31, 2023, we have sought to remediate this material weakness by, among other things, devoting additional resources to the improvement of our internal control over financial reporting as it relates to the accounting treatment for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we are enhancing these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our securities and financial statements. We have also added additional layers of management oversight on the accrual of operating expenses and valuation of complex financial instruments. As we continue to evaluate and improve our internal control over financial reporting, management will review and make necessary changes to the overall design of our internal controls. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2023. If we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. If our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by NYSE, the SEC or other regulatory authorities. Failure to timely file would cause us to be ineligible to utilize short form registration statements on Form F-3 or Form F-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. If any of these events were to occur, it could have a material adverse effect on our business.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results. We reevaluated the accounting treatment of our 15,000,000 public warrants and 14,000,000 Private Placement Warrants and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2023, contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our Warrants. ASC 815, “Derivatives and Hedging,” provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

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

The value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

Our Sponsor has invested in us an aggregate of $14,025,000, comprised of the $25,000 purchase price for the Founder Shares and the $14,000,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our initial Business Combination, the 7,500,000 Founder Shares would have an aggregate implied value of $75,000,000. Even if the trading price of our ordinary shares were as low as $1.87 per share, and the Private Placement Warrants were worthless, the value of the Founder Shares would be equal to the Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our Public Shares have lost significant value and our warrants are worthless. Accordingly, our management team, some of whom own interests in our Sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our Public Shareholders paid for their Public Shares.

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

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and continue to provide military aid or other assistance to Ukraine and Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

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

Cyber incidents or cyberattacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Item 1.B. Unresolved Staff Comments.

None.

Item 1.C. Cybersecurity.

Risk Management and Strategy

The Company regularly assesses risks from cybersecurity threats, monitors its information systems for potential vulnerabilities and tests those systems pursuant to the Company’s cybersecurity processes and practices, which are integrated into the Company’s overall risk management system. The Company uses various security tools designed to help the Company identify, investigate, resolve and recover from security incidents in a timely manner.

To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and we believe are not reasonably likely to affect the Company, including its business strategy, results of operations or financial condition. Refer to the risk factor captioned “Cyber incidents or cyberattacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss” in Part I, Item 1A. “Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company.

Governance

Our board of directors oversees the Company’s risk management process, including on cybersecurity risks, directly and through its committees. The Audit Committee of the board oversees the Company’s risk management program, which focuses on the most significant risks the Company faces in the short-, intermediate-, and long-term timeframe. Audit Committee meetings include discussions of specific risk areas throughout the year, as needed, including, among others, those relating to cybersecurity.

The Company takes a risk-based approach to cybersecurity and has implemented cybersecurity policies throughout its operations that are designed to address cybersecurity threats and incidents.

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

b) Holders

As of March 22, 2024, there was one holder of record of our Class A ordinary shares, and seven holders of record of our Class B ordinary shares.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Rigel Resource Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1.A. Risk Factors” and elsewhere in this Annual Report, as well as the “Risk Factors” section set forth in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form F-4 that we will file with the SEC relating to the proposed Blyvoor Business Combination.

Recent Development

Proposed Blyvoor Business Combination

Business Combination Agreement

On March 11, 2024, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among the Company, Blyvoor Gold Resources Proprietary Limited, a South African private limited liability company (“Blyvoor Resources”), Blyvoor Gold Operations Proprietary Limited, a South African private limited liability company (“Tailings” and, together with Blyvoor Resources, the “Target Companies”, each a “Target Company”), RRAC NewCo, a Cayman Islands exempted company and wholly-owned subsidiary of the Company (“Newco”), and RRAC Merger Sub, a Cayman Islands exempted company and wholly-owned subsidiary of Newco (“Merger Sub”). Each of Newco and Merger Sub is a newly formed entity that was formed for the sole purpose of entering into and consummating the transactions set forth in the Business Combination Agreement. Concurrently with the execution of the Business Combination Agreement, Newco also entered into an Exchange Agreement (the “Exchange Agreement”), by and among, Newco, Blyvoor Gold Proprietary Limited, a South African private limited liability company (“Blyvoor Gold”), Orion Mine Finance Fund II LP, a Bermuda limited partnership (“Orion” and, together with Blyvoor Gold, the “Sellers”), and the Target Companies. Orion Mine Finance Fund II LP and Orion Mine Finance Fund III LP, an affiliate of our Sponsor, share the same investment adviser.

Pursuant to the terms, and subject to the conditions, set forth in the Business Combination Agreement, the parties thereto will enter into a business combination transaction (together with the other transactions contemplated by the Business Combination Agreement, the “Transactions”), pursuant to which, among other things, (i) the Company will merge with and into Merger Sub (the “Merger”), with Merger Sub being the surviving company, and (ii) Newco will acquire all of the outstanding equity interests of the Target Companies (the “Share Exchange”). Following the Merger and the Share Exchange, each of the Target Companies and Merger Sub will be a wholly owned subsidiary of Newco, and Newco will become a publicly traded company. At the closing of the Transactions (the “Closing”), Newco is expected to change its name to Aurous Resources, and its ordinary shares, par value $0.0001 (the “Newco Ordinary Shares”), are expected to be listed on the NASDAQ.

The Transactions are expected to be consummated after the required approval by the holders of the Company’s ordinary shares and the satisfaction of certain other conditions summarized below:

Share Exchange

The consideration to the holders of the Target Companies’ outstanding equity interests at the Closing will consist of (a) 600,000 Newco Ordinary Shares to Blyvoor Gold in exchange for its shares of Tailings (the “Gold Tailings Consideration”), (b) 28,017,500 Newco Ordinary Shares to Blyvoor Gold in exchange for its shares of Blyvoor Resources (the “Gold Resources Consideration”), and (c) 6,982,500 Newco Ordinary Shares to Orion in exchange for its shares of Blyvoor Resources (the “Orion Resources Consideration” and, together with the Gold Tailings Consideration and the Gold Resources Consideration, the “Exchange Consideration”). Pursuant to the Exchange Agreement, the Sellers have agreed, subject to customary exceptions, not to transfer any Newco Ordinary Shares received as Exchange Consideration until the 6-month anniversary of the Closing.

As additional consideration for its shares of Tailings, Blyvoor Gold will be entitled to receive, as promptly as practicable after the date that is 90 days following the Closing, a number of Newco Ordinary Shares equal to the product of (A) the quotient of (i) the aggregate amount of proceeds from the PIPE Investment (as defined in the Business Combination Agreement), divided by (ii) 100,000, multiplied by (B) 346.6666667.

In addition to the foregoing, the Sellers shall have the contingent right to receive additional Newco Ordinary Shares, as described below, (the “Earnout Shares”), subject to the following milestone conditions (the “Milestone Conditions”):

(i)	If Net Cash Proceeds (as defined in the Business Combination Agreement) are equal to or greater than $33,000,000 as of immediately prior to Closing:

a.	The Sellers will be entitled to receive, upon the cumulative payable gold production of the Mine (as defined in the Business Combination Agreement) exceeding 55,000 ounces (the “First Base Case Milestone”) for the 12-month period ending on the date that is the 18-month anniversary of the last day of the calendar month in which the Closing occurs (the “First Earnout Period”), 1,050,000 Newco Ordinary Shares; and

b.	the Sellers will be entitled to receive, upon the cumulative payable gold production of the Mine exceeding 95,000 ounces (the “Second Base Case Milestone”) for the 12-month period ending on the date that is the 30-month anniversary of the last day of the calendar month in which the Closing occurs (the “Second Earnout Period” and together with the First Earnout Period, the “Earnout Periods”), 1,575,000 Newco Ordinary Shares;

(ii)	If Net Cash Proceeds are less than $33,000,000 as of immediately prior to Closing:

a.	the Sellers will be entitled to receive (such amount not to exceed 1,050,000 Newco Ordinary Shares), upon the cumulative payable gold production of the Mine for the First Earnout Period exceeding an amount, in ounces, equal to (but in no event to be less than 32,650 ounces) the product of (1) the First Base Case Milestone multiplied by (2) the sum of (x) one minus (y) the Adjustment Multiplier (as defined in the Business Combination Agreement), a number of Newco Ordinary Shares equal to (but in no event to exceed 1,050,000 Newco Ordinary Shares) the product of (I) 1,050,000 Newco Ordinary Shares multiplied by (II) the sum of (A) one minus (B) the product of (x) the Adjustment Multiplier multiplied by (y) 0.25 plus (C) the Share Consideration Multiplier (as defined in the Business Combination Agreement); and

b.	the Sellers will be entitled to receive (such amount not to exceed 1,575,000 Newco Ordinary Shares, upon the cumulative payable gold production of the Mine for the Second Earnout Period exceeding an amount, in ounces, equal to (but in no event to be less than 56,240 ounces) the product of (1) the Second Base Case Milestone multiplied by (2) the sum of (x) one minus (y) the Adjustment Multiplier, a number of Newco Ordinary Shares equal to (but in no event to exceed, in the aggregate with the First Earnout Share Consideration (as defined in the Business Combination Agreement), 2,625,000 Newco Ordinary Shares) the product of (I) 1,575,000 Newco Ordinary Shares multiplied by (II) the sum of (A) one minus (B) the product of (x) the Adjustment Multiplier multiplied by (y) 0.25 plus (C) the Share Consideration Multiplier;

The respective Milestone Conditions described above will be deemed to be achieved, and the respective Earnout Shares for the applicable Earnout Period(s) will be issued to the Sellers if, at any point prior to the end of the applicable Earnout Period(s), there is a sale, exchange or other transfer, directly or indirectly, in one transaction or a series of related transactions, of all or substantially all of the assets of the Target Companies or a merger, consolidation, recapitalization or other transaction in which any person other than Newco or any affiliate of Newco becomes the beneficial owner, directly or indirectly, of 50% or more of the combined voting power of all interests in the Target Companies, taken as a whole. Any Earnout Shares not properly earned by the end of the Earnout Periods shall no longer be issuable to Sellers and the obligations of Newco to issue such Earnout Shares shall be terminated.

Effect of the Merger

On the terms, and subject to the conditions, set forth in the Business Combination Agreement, at the effective time of the Merger (the “Merger Effective Time”), by virtue of the Merger:

(i)	each Class A ordinary share of the Company (a “Rigel Class A Ordinary Share”) issued and outstanding immediately prior to the Merger Effective Time (other than shares to be cancelled in accordance with the Business Combination Agreement and any Redemption Shares (as defined below)) will be automatically cancelled and converted into the right to receive (A) cash consideration in an amount per share equal to the cash value per share as of the Closing date to be received in respect of a Rigel Class A Ordinary Share redeemed in the Rigel Stockholder Redemption (as defined below) minus $10.00 (the “Cash Consideration”) and (B) one Newco Ordinary Share (the “Equity Consideration” and together with the Cash Consideration, the “Ordinary Shareholder Consideration”);

(ii)	each Rigel Class A Ordinary Share issued and outstanding immediately prior to the Merger Effective Time with respect to which a Company shareholder has validly exercised its redemption rights (collectively, the “Redemption Shares”) will not be converted into and become the Ordinary Shareholder Consideration, and instead will at the Merger Effective Time be converted into the right to receive from the Company, in cash, an amount per share calculated in accordance with such shareholder’s redemption rights;

(iii)	each Class B ordinary share of the Company (a “Rigel Class B Ordinary Share”) issued and outstanding immediately prior to the Merger Effective Time will be automatically cancelled and converted into the right to receive one Newco Ordinary Share; and

(iv)	each issued and outstanding public warrant of the Company (the “Rigel Public Warrants”) shall be converted automatically into the right of the holder thereof to receive one public warrant of Newco (the “Newco Public Warrants”), and each issued and outstanding private warrant of Rigel (the “Rigel Private Warrants”) shall be converted automatically into the right of the holder thereof to receive one private warrant of Newco (the “Newco Private Warrants” and, together with the Newco Public Warrants, the “Newco Warrants”). Each Newco Public Warrant shall have, and be subject to, substantially the same terms and conditions as are in effect with respect to the Rigel Public Warrants, and each Newco Private Warrant shall have, and be subject to, substantially the same terms and conditions as are in effect with respect to the Rigel Private Warrants, except that in each case they shall represent the right to acquire Newco Ordinary Shares.

Representations and Warranties

The Business Combination Agreement contains customary representations and warranties of the parties thereto with respect to, among other things, (i) entity organization, standing, formation and authority, (ii) authorization to enter into the Business Combination Agreement, (iii) capital structure, (iv) consents and approvals, (v) financial statements, (vi) absence of changes, (vii) license and permits, (viii) litigation, (ix) material contracts, (x) intellectual property, (xi) taxes, (xii) real and personal properties, (xiii) employee matters, (xiv) benefit plans, (xv) compliance with laws, (xvi) environmental matters, (xvii) benefit plans, (xviii) affiliate transactions, (xix) insurance, (xx) business practices and (xx) finders and brokers. Except in the case of fraud or intentional and willful breach, the representations and warranties of the parties contained in the Business Combination Agreement will terminate and be of no further force and effect as of the Closing.

Covenants

The Business Combination Agreement contains customary covenants of the parties, including, among others, covenants providing for (i) the operation of the Target Companies’ businesses in the ordinary course of business prior to consummation of the Transactions, (ii) the parties’ efforts to satisfy conditions to obligations of the Transactions, (iii) the preparation and filing of the Blyvoor Disclosure Statement in connection with the registration under the Securities Act, of the Newco Ordinary Shares and Newco Warrants to be issued pursuant to the Business Combination Agreement, which will also contain a prospectus and proxy statement for the purpose of soliciting proxies from the Company’s shareholders to vote in favor of certain matters (the “Rigel Stockholder Approval Matters”), (iv) Newco’s adoption of an equity incentive plan that provides for grants and awards to eligible service providers, (v) the protection of, and access to, confidential information of the parties, and (vi) the parties’ efforts to obtain necessary approvals from Governmental Authorities (as defined in the Business Combination Agreement).

Pursuant to the Business Combination Agreement, the Company’s public shareholders will be given an opportunity, in accordance with the Company’s amended and restated articles and memorandum of association and the final prospectus from the Company’s initial public offering, which was filed with the SEC on November 8, 2021, to have their Rigel Class A Ordinary Shares redeemed (the “Rigel Stockholder Redemption”), in conjunction with the Rigel Stockholder Approval (as defined below).

During the Interim Period (as defined in the Business Combination Agreement), each of the parties to the Business Combination Agreement shall not, and shall cause its representatives not to, solicit, initiate, continue or engage in discussions or negotiations with, or enter into any agreement with, or knowingly encourage, respond to, or provide information to, any person concerning an “Acquisition Transaction” or a “Business Combination Proposal”, as applicable.

Conditions to Closing

The consummation of the Transactions is subject to customary closing conditions for transactions involving special purpose acquisition companies, including, among others: (i) approval of the Rigel Stockholder Approval Matters by the Company’s shareholders (the “Rigel Stockholder Approval”), (ii) no order, statute, rule or regulation enjoining or prohibiting the consummation of the Transactions being in force, (iii) the Blyvoor Disclosure Statement having become effective, (iv) the shares of Newco Ordinary Shares to be issued pursuant to the Business Combination Agreement having been approved for listing on the NASDAQ and (v) certain other customary bring-down conditions. In addition, the obligation of the Sellers to consummate the Transactions is subject to the availability of Aggregate Cash Proceeds (as defined in the Business Combination Agreement) of not less than $50,000,000 at the Closing.

Termination

The Business Combination Agreement may be terminated as follows:

(i)	by mutual written consent of the Target Companies and the Company;

(ii)	prior to the Closing, by written notice to the Target Companies from the Company if:

a.	there is any breach of any representation, warranty, covenant or agreement on the part of the Target Companies set forth in the Business Combination Agreement, such that certain closing conditions therein would not be satisfied; provided that the Target Companies are provided the option to cure such breach as specified in the Business Combination Agreement;

b.	if the Closing has not occurred on or before August 9, 2024 (the “Termination Date”);

c.	if the consummation of the Transactions is permanently enjoined, prohibited or prevented by the terms of a final, non-appealable governmental order;

(iii)	prior to the Closing, by written notice to the Company from the Target Companies if:

a.	there is any breach of any representation, warranty, covenant or agreement on the part of the Company, Newco or Merger Sub set forth in the Business Combination Agreement, such that certain closing conditions therein would not be satisfied; provided that the Company, Newco, or Merger Sub, as applicable, are provided the option to cure such breach as specified in the Business Combination Agreement;

b.	the Closing has not occurred on or before the Termination Date,

c.	the consummation of the Transactions is permanently enjoined, prohibited or prevented by the terms of a final, non-appealable Governmental Order; or

d.	if there has been a Change in Recommendation (as defined in the Business Combination Agreement).

The foregoing description of the Business Combination Agreement and the Transactions does not purport to be complete and is qualified in its entirety by the terms and conditions of the Business Combination Agreement and any related agreements. It is not intended to provide any other factual information about the Company, the Target Companies or any other party to the Business Combination Agreement or any related agreement. In particular, the representations, warranties, covenants and agreements contained in the Business Combination Agreement, which were made only for purposes of such agreement and as of specific dates, are solely for the benefit of the parties to the Business Combination Agreement, are subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Business Combination Agreement instead of establishing these matters as facts) and are subject to standards of materiality applicable to the contracting parties that may differ from those applicable to investors and security holders. Investors and security holders are not third-party beneficiaries under the Business Combination Agreement and should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Business Combination Agreement. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Business Combination Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

The foregoing description of the Business Combination Agreement and the Exchange Agreement is not complete and is qualified in its entirety by reference to the Business Combination Agreement and the Exchange Agreement which are incorporated by reference herein.

Related Agreements

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, the Company, the Target Companies, the Sponsor and the persons set forth on Schedule I thereto (collectively with the Sponsor, the “Sponsors”) have entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”). The Sponsor Support Agreement provides that, among other things, the Sponsors agree (i) to vote in favor of the Transactions, (ii) to appear at certain Company shareholder meetings for purposes of constituting a quorum, (iii) to vote against any proposals that could reasonably be expected to prevent or materially impede the Transactions and (iv) to waive any anti-dilution adjustment to the conversion ratio with respect to their existing shares that would result from the issuance of Newco Ordinary Shares, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

In addition, pursuant to the Sponsor Support Agreement, the Sponsors have agreed, subject to certain customary exceptions, not to transfer (i) any Newco Ordinary Shares owned by such Sponsor until the 12-month anniversary of the Closing, (ii) a number of Newco Private Warrants equal to 40% of all Newco Private Warrants owned by such Sponsor (including any Newco Ordinary Shares issuable upon the exercise of such warrants) until the 12-month anniversary of the Closing and (iii) a number of Newco Private Warrants equal to 60% of all Newco Private Warrants owned by such Sponsor (including any Newco Ordinary Shares issuable upon the exercise of such warrants) until the 24-month anniversary of the Closing. The foregoing restrictions on transfer with respect to Newco Ordinary Shares shall be released if the last reported sale price of the Newco Ordinary Shares equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 180 days after closing.

The foregoing description of the Sponsor Support Agreement is not complete and is qualified by reference to the Sponsor Support Agreement, which is incorporated herein by reference.

Amended and Restated Registration Rights Agreement

Pursuant to the terms of the Business Combination Agreement, at the Closing, Newco, the Sponsor and certain other holders of the Newco Ordinary Shares will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”). The Registration Rights Agreement will provide these holders (and their permitted transferees) with the right to require Newco, at Newco’s expense, to register the Newco Ordinary Shares that they hold, on customary terms, including customary demand and piggyback registration rights. The Registration Rights Agreement will also provide that Newco pay certain expenses of the electing holders relating to such registration and indemnify them against liabilities that may arise under the Securities Act.

The foregoing description of the Registration Rights Agreement is not complete and is qualified in its entirety by reference to the form of Registration Rights Agreement, which is attached as Exhibit A to the Business Combination Agreement which is incorporated by reference herein.

Subscription Agreements

Concurrently with the execution of the Business Combination Agreement, the Company, Newco, Blyvoor Gold and the Sponsor entered into subscription agreements with certain institutional and accredited investors (the “PIPE Investors”, and each a “PIPE Investor”, and the subscription agreements, the “Subscription Agreements”) pursuant to which the PIPE Investors have agreed, subject to the terms and conditions set forth therein, to subscribe for and purchase from Newco at the Closing, an aggregate of 750,000 Newco Ordinary Shares (the “PIPE Shares”), at a purchase price of $10 per share, for an aggregate cash amount of $7,500,000.

Pursuant to the Subscription Agreements, a PIPE Investor may elect to reduce the number of PIPE Shares it is obligated to purchase under its Subscription Agreement, on a one-for-one basis, up to the total amount of PIPE Shares subscribed thereunder, to the extent PIPE Investor (i) purchases Rigel Class A Ordinary Shares (the “Open-Market Purchase Shares”) in open market transactions at a price of less than the Closing redemption price per-share prior to the record date established for voting at the Company shareholder meeting held to approve the Transactions (the “Rigel Stockholder Meeting”), but only if the PIPE Investor agrees, with respect to such Open-Market Purchase Shares, to (A) not sell or transfer any such Open-Market Purchase Shares prior to the Closing (B) not vote any such Open-Market Purchase Shares in favor of approving the Transactions and instead submits a proxy abstaining from voting thereon and (C) to the extent such investor has the right to have all or some of its Open-Market Purchase Shares redeemed for cash in connection with the Closing, not exercise any such redemption rights; and (ii) beneficially owned any Rigel Class A Ordinary Shares as of the date of its Subscription Agreement (the “Currently Owned Shares” and together with the Open-Market Purchase Shares and the PIPE Shares, the “Total PIPE Shares”), but only if the PIPE Investor agrees, with respect to such Currently Owned Shares, to (A) not to sell or transfer and such Currently Owned Shares prior to the Closing, (B) vote all of its Currently Owned Shares in favor of approving the Transactions at the Rigel Stockholder Meeting, and (C) to the extent such investor has the right to have all or some of its Currently Owned Shares redeemed for cash in connection with the Closing, not exercise any such redemption rights.

In addition, in connection with the Closing and pursuant to the Subscription Agreements:

(i)	the Sponsor shall surrender an aggregate number of Rigel Class B Ordinary Shares it holds in an amount equal to (a) (I) 4, multiplied by (II) the aggregate number of Total PIPE Shares, divided by (b) 10 (the “Sponsor Forfeit Shares”); and

(ii)	Blyvoor Gold shall surrender an aggregate number of Newco Ordinary Shares it receives as Exchange Consideration in an amount equal to (a) (I) 1, multiplied by (II) the aggregate number of Total PIPE Shares, divided by (b) 10 (the “Blyvoor Forfeit Shares”); and

(iii)	each PIPE Investors shall receive following the Closing, a number of Newco Ordinary Shares equal to the sum of the Sponsor Forfeit Shares and the Blyvoor Forfeit Shares for no additional cash consideration.

The foregoing description of the Subscription Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of the Subscription Agreement, a copy of which is incorporated by reference herein.

Results of Operations

As of December 31, 2023, we have neither engaged in any operations nor generated any revenues. Our only activities since April 6, 2021 (inception) through December 31, 2023 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for our Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We have generated non-operating income in the form of (i) prior to August 15, 2023, interest income on marketable securities held in the trust account and (ii) since August 15, 2023, interest income on cash held in an interest bearing demand deposit account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence on prospective Business Combination candidates.

For the year ended December 31, 2023, we had net income of $7,472,703 which consists of interest income on funds held in the trust account of $13,460,331, and a gain in fair value of the convertible notes of $8,792, partially offset by a loss in fair value of the derivative liabilities of $3,545,682 and operating costs of $2,450,738.

For the year ended December 31, 2022, we had net income of $16,278,508 which consists of a gain in fair value of the derivative liabilities of $13,124,376, a gain in fair value of the convertible notes of $63,700 and interest income on marketable securities held in the trust account of $4,485,142, partially offset by operating costs of $1,394,710.

Liquidity and Capital Resources

On November 9, 2021, the Company consummated the Initial Public Offering of 27,500,000 Units, generating gross proceeds of $275,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of an aggregate of 14,000,000 Private Placement Warrants - 11,300,000 to Rigel Resource Acquisition Holding LLC (the “Sponsor”), 100,000 to Nathanael Abebe, 35,000 to Christine Coignard, 25,000 to Kelvin Dushnisky, 200,000 to L. Peter O’Hagan and 2,340,000 to Orion Mine Finance GP III LP - at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $14,000,000.

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

As of December 31, 2023, the Company had funds held in the Trust Account of $270,667,736. On May 8, 2023, the Sponsor deposited an aggregate of $3,000,000 into the Trust Account in order to extend the period of time the Company has to consummate its initial Business Combination by three months, from May 9, 2023 to August 9, 2023. On August 8, 2023, the Charter Amendments became effective and the period of time the Company has to consummate its initial Business Combination was extended up to August 9, 2024. On August 9, 2023, August 31, 2023, September 29, 2023, October 31, 2023, November 30, 2023, and December 28, 2023, the Sponsor made contributions of $248,387, $350,000, $350,000, $200,000, and $550,000 respectively, to the Trust Account under the Second Extension Loan. In connection with the Charter Amendments, the holders of 5,429,967 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.73 per share, for an aggregate redemption amount of $58,279,780. On August 10, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of the Company’s initial Business Combination or the liquidation of the Company. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, if any and up to $100,000 of dissolution expenses.

As of December 31, 2022, we had marketable securities held in the trust account of $310,488,798, consisting of U.S. Treasury Bills with a maturity of 180 days or less.

For the year ended December 31, 2023, cash used in operating activities was $1,724,125. Net income was $7,472,703 primarily as a result of a gain in fair value of convertible note of $8,792, a loss in fair value of the derivative liabilities of $3,545,682 and interest income on funds held in the trust account of $13,460,331. Changes in operating assets and liabilities provided cash of $726,613 in operating activities.

For the year ended December 31, 2022, cash used in operating activities was $1,554,397. Net income was $16,278,508 primarily as a result of a gain in fair value of convertible note of $63,700, a gain in fair value of the derivative liabilities of $13,124,376 and interest income on marketable securities held in the trust account of $4,485,142. Changes in operating assets and liabilities used cash of $159,687 in operating activities.

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

As of December 31, 2023, we had cash of $70,748 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an initial Business Combination.

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

On May 18, 2022, the Company entered into a Convertible Promissory Note (the “Working Capital Loan”) with the Sponsor. Pursuant to the Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. Up to $1,500,000 of the loans may be settled in whole warrants to purchase Class A ordinary shares of the Company at a conversion price equal to $1.00 per warrant. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended and restated memorandum and articles of association (as amended from time to time) and the consummation of the Company’s initial Business Combination. On May 18, 2022, February 21, 2023, September 29, 2023, November 30, 2023, and December 28, 2023, the Sponsor advanced $300,000, $250,000, $200,000, $200,000, and $550,000 respectively, to the Company under the Working Capital Loan.

Pursuant to the convertible promissory note dated as of May 8, 2023 (the “First Extension Loan”), the Sponsor advanced $3,000,000 in connection with the extension of the period of time the Company has to consummate its initial Business Combination from May 9, 2023 to August 9, 2023. Up to $3,000,000 of the loans under the First Extension Loan can be settled in whole warrants to purchase Class A ordinary shares at a conversion price equal to $1.00 per warrant upon maturity or prepayment of the First Extension Loan. The loans under the First Extension Loan will not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the First Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the First Extension Loan may be prepaid at any time by the Company, at its election and without penalty. As of December 31, 2023 and 2022, there was $3,000,000 and $0 outstanding under the First Extension Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On December 28, 2023, the Company amended and restated: (i) that the First Extension Loan and (ii) the Second Extension Loan (together with the First Extension Loan, the “Amended and Restated Extension Loans”) to add Orion Mine Finance GP III LP, a Cayman Islands limited partnership and an affiliate of the Sponsor, as a payee (together with the Sponsor, the “Payees”). The Amended and Restated Extension Loans will be repayable by the Company to the Payees on a pro rata basis based on the amount of the principal balance each Payee has advanced under the Amended and Restated Extension Loans. The Amended and Restated Extension Loans do not otherwise materially modify the terms of the First Extension Loan and the Second Extension Loan and are effective as of May 8, 2023 and August 9, 2023, respectively. On August 9, 2023, August 31, 2023, September 29, 2023, October 31, 2023, November 30, 2023 and December 29, 2023, the Sponsor advanced $248,387, $350,000, $350,000 and $350,000, $350,000, and $350,000 respectively to the Company under the Second Extension Loan. As of December 31, 2023 and 2022, there was $1,998,387 and $0 outstanding under the Second Extension Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On December 28, 2023, the Company entered into a Promissory Note (the “December 2023 Working Capital Loan”) with the Sponsor. Pursuant to the December 2023 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On December 31, 2023, the Company borrowed $600,000 under the December 2023 Working Capital Loan.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of December 31, 2023 and 2022, the Company had incurred legal fees related to the Initial Public Offering and general corporate services of approximately $491,700 and $584,300, respectively. Approximately $378,300 of these fees will only become due and payable upon the consummation of a Business Combination. The outstanding balance of the legal fees is in accrued offering costs of approximately $378,300 and accrued expenses of approximately $113,400 on the balance sheets as of December 31, 2023.

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

A critical accounting estimate to our financial statements include the fair value of the related parties convertible notes and the change in fair value of the derivative liabilities. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, the Class A ordinary shares subject to possible redemption in the amount of $270,667,736 and $310,488,798 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

Redemption of Class A Ordinary Shares

In connection with the vote to approve the Charter Amendments, the holders of 5,429,967 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.73 per share, for an aggregate redemption amount of $58,279,780, leaving approximately $263,710,000 in the Trust Account.

Net income per share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares during the period. The Company applies the two-class method in calculating earnings per share. Earnings are shared pro rata between the two classes of shares. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) Private Placement and (iii) embedded conversion feature of the related parties convertible promissory notes, since the strike prices of these instruments are out of the money. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 15,000,000 Class A ordinary shares in the aggregate.

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

None.

Item 9.A. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, and noted the following deficiency that we believe to be a material weakness in internal controls over financial reporting as (i) the Company’s processes to ensure its financial statements were properly presented in accordance with GAAP did not operate effectively. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

During the year ended December 31, 2023, we have instituted plans to remediate the material weakness and will continue to take remediation steps, including devoting additional resources to the improvement of our internal control over financial reporting as it relates to the accounting treatment for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we are enhancing these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our securities and financial statements. We have also added additional layers of management oversight on the accrual of operating expenses and valuation of complex financial instruments. As we continue to evaluate and improve our internal control over financial reporting, management will review and make necessary changes to the overall design of our internal controls. While we believe these efforts will remediate the material weakness, the material weakness cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

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

Changes in Internal Control over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2023, covered by this Annual Report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B. Other Information.

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officer are as follows:

Name	Age	Title
Oskar Lewnowski	58	Chairman of the Board of Directors
Jonathan Lamb	39	Chief Executive Officer, Director
Nathanael Abebe	38	President, Director
Jeff Feeley	45	Chief Financial Officer
Christine Coignard	60	Director
Kelvin Dushnisky	60	Director
L. Peter O’Hagan	61	Director
Timothy Keating	50	Director

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

Christine Coignard, serves on our Board of Directors. Ms. Coignard brings banking, investment, management in industrial firms, advisory and Board experience. Ms. Coignard built her career on strong risk assessment, corporate finance, structured, and project finance skills acquired at the Royal Bank of Canada, Société Générale, and Citi, based in Toronto, Paris, London, and Moscow. Ms. Coignard has extensive experience in the mining industry, having worked for Norilsk Nickel, the world’s largest producer of palladium and one of the world’s largest producers of nickel, platinum and copper. Within the framework of her own advisory business, she now provides strategic, business development, risk management and finance advice to mainly metals and mining companies of all sizes, as well as to primarily family-owned investment firms interested in or active in the sector. Ms. Coignard was a Non-Executive Director at Polymetal International Plc, the FTSE100 gold mining company, serving consecutive non-executive board roles including as Senior Independent Director, Chair of the Remuneration Committee, Member of the Nomination Committee and Member of the Audit and Risk Committee. She is now an Independent Non-Executive Director at Eramet SA, a metals and metallurgy group operating in more than 20 countries, where she serves on the Strategy and ESG Committee as well as on the Risk, Audit and Ethics Committee, as well as the Appointment Committee. She has also joined the Ecora Resources PLC board as an independent Non-Executive Director, a royalty and streaming company investing in future-facing commodities, where she serves on the Sustainability Committee and the Remuneration Committee. Ms. Coignard is considered one of the most senior women in metals and mining in Europe and was named one of the Top 100 Inspirational Women in Mining 2018. Ms. Coignard is well qualified to serve on our Board of Directors because of her deep knowledge and experience in the mining/metals sector and strong risk assessment, corporate finance, structured, and project finance skills.

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

L. Peter O’Hagan serves on our Board of Directors. Mr. O’Hagan has had a thirty-year career in commodities and natural resources investing and operations. From 1991 to 2013, he worked at Goldman Sachs in Global Commodities in leadership roles of increasing seniority. Mr. O’Hagan became a Partner in 2002 eventually co-heading the Global Commodities business while serving as head of origination and structuring. Over the course of his career at Goldman Sachs, he was involved in all customer segments and commodities products, including Oil, Natural Gas, Power and Base and Precious Metals. In 2008, Mr. O’Hagan became the founding CEO of GS Bank USA when Goldman Sachs became a Federal Reserve Bank regulated Bank Holding Company. He led GS Bank, with $110 billion in assets, from its inception in October 2008 to March 2011. Mr. O’Hagan returned to Commodities to co-head the business and lead sales and structuring again until the end of 2013. From 2016-2019, Mr. O’Hagan served as a Managing Director at The Carlyle Group, a global investment firm with approximately $220 billion of assets under management. He focused on Industrial and Natural Resource investments within the $4 billion Equity Opportunity Fund group which included investments in a global commodities merchant, a large oil refinery, and a dry bulk shipping business. From 2014 to 2015, he served as an operating advisor at KKR & Co. in Natural Resources and from 2015-2016 as a board member at Stillwater Mining, a NYSE listed PGM mining company. Mr. O’Hagan began his career at international commodities firm, Philipp Bros., in 1987 in NY and Tokyo. He serves on the boards of IAMGOLD Corporation, a publicly traded gold mining company, Triple Flag Precious Metals, a publicly traded gold oriented streaming and finance business, and the Board of Advisors at Johns Hopkins SAIS. Mr. O’Hagan is a graduate of the University of Toronto, Trinity College (BA) and received an MA from the Johns Hopkins University School of Advanced International Studies (SAIS). Mr. O’Hagan is well qualified to serve on our Board of Directors because of his deep knowledge and experience in commodities and natural resources.

Timothy Keating serves on our Board of Directors. Mr. Keating is a founder and director of Tanjun Capital Limited which provides mining investment advisory services. He also most recently served as the Head of Mining Investment Private Equity at the Oman Investment Authority (previously State General Reserve Fund of Oman) where he created the mining investment strategy and initiated investments. He previously served on the Board of Directors at Minerals Development Oman SAOC, the Oman state mining company, and previously served on the Board of Kore Potash Plc and the main board as well as Sustainability Committee of Kenmare Resources Plc. Mr. Keating was also a Chief Executive Officer of African Nickel Ltd., and a member of the Commodities & Resource Finance team at Investec Bank Plc where he developed debt finance skills across project finance, corporate lending and M&A finance. Prior to that Mr. Keating worked for Anglo American Base Metals Division in various production, engineering and project roles. He received his undergraduate degree in Mining Engineering from West Virginia University and a commerce and legal degree from the University of the Witwatersrand. Mr. Keating is well qualified to serve on our Board of Directors because of his deep knowledge and experience in the mining/metals sector.

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

Number, Terms of Office and Election of Officers and Director

Our board of directors consists of seven members. Prior to our initial Business Combination, holders of our Founder Shares will have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our Public Shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended Charter may only be amended by a special resolution passed by the holders of a majority of at least 90% of our ordinary shares attending and voting in a general meeting. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial Business Combination, holders of our Founder Shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended Charter as it deems appropriate. Our amended Charter provides that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

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

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to this Annual Report. We have also posted a copy of our Code of Ethics, our corporate governance guidelines and the charters of our audit committee, compensation committee and nominating and corporate governance committee on our website (rigelresource.com) under “Investor Resources - Corporate Governance.” Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You are able to review these documents by accessing our public filings at the SEC’s website. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended Charter or alternatively by shareholder approval at general meetings.

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

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities (including other special purpose acquisition companies they are or may become involved with) pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Our amended Charter provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. See “Item 1.A. Risk Factors - Risks Relating to Our Management Team and Conflicts of Interest - Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

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

Potential investors should also be aware of the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a description of our management’s other affiliations, see “Item 10. - Directors, Executive Officers and Corporate Governance.”

●	Our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial Business Combination by August 9, 2024. However, if our initial shareholders (or any of our directors, officers or affiliates) acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to consummate our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. Pursuant to a letter agreement that our initial shareholders, directors and officers have entered into with us, with certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (1) one year after the completion of our initial Business Combination; and (2) subsequent to our initial Business Combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial Business Combination. Since our Sponsor and directors and officers may directly or indirectly own ordinary shares and warrants following the Initial Public Offering, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Business Combination.

●	Our directors and officers may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial Business Combination.

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

Individual	Entity	Entity’s Business	Affiliation
Oskar Lewnowski	Orion Resource Partners	Mining/Metals	Founder/Chief Investment Officer

Jeff Feeley	Orion Resource Partners	Mining/Metals	Chief Financial Officer

Jonathan Lamb	Orion Resource Partners	Mining/Metals	Portfolio Manager
	Minera La Negra	Mining	Director

Christine Coignard	Eramet SA	Metals	Independent Director
	Coignard & Haas GmbH	Mining/Metals	Owner
	Ecora Resources PLC	Mining/Metals	Independent Director

Kelvin Dushnisky	Doman Building Materials Group	Building Materials	Director
	Lithium Americas Corp	Mining/Metals	Director

L. Peter O’Hagan	Triple Flag Precious Metals	Mining	Director
	IAMGOLD Corporation	Mining/Metals	Director

Accordingly, if any of the above directors or officers become aware of a Business Combination opportunity which is suitable for any of the above entities (or any other entity, including additional special purpose acquisition companies, they become involved with) to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. Our amended Charter provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue Business Combination opportunities or complete our initial Business Combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us at March 22, 2024 with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our directors and officers; and

●	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of March 22, 2024.

	Class A Ordinary Shares		Class B Ordinary Shares(2)
Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares	Number of Ordinary Shares Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares
Rigel Resource Acquisition Holding LLC (our Sponsor)(3)	-	-	5,905,000	78.73%
Oskar Lewnowski(3)	-	-	7,075,000	94.33%
Jonathan Lamb	-	-	-	-
Nathanael Abebe	-	-	155,000	*
Jeff Feeley	-	-	-	-
Christine Coignard	-	-	52,500	*
Kelvin Dushnisky	-	-	47,500	*
L. Peter O’Hagan	-	-	135,000	*
Timothy Keating	-	-	35,000	*
All directors and officers as a group (eight individuals)	-	-	7,500,000	100.0%

Five Percent Holders
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust(4)	1,500,000	6.10%	-	-
First Trust Capital Management L.P.(5)	2,504,677	10.19%
Westchester Capital Management, LLC(6)	1,882,289	7.66%
Mizuho Financial Group, Inc.(7)	1,501,752	6.11%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Rigel Resource Acquisition Corp, 7 Bryant Park, 1045 Avenue of the Americas, Floor 25, New York, NY 10018.
(2)	Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-260356).
(3)	Rigel Resource Acquisition Holding LLC, our Sponsor, is the record holder of the Class B ordinary shares reported herein. The sole member of the Sponsor is Orion Mine Finance Fund III, LP, a limited partnership whose general partner is Orion Mine Finance GP III LP. Orion Mine Finance GP III LP is a limited partnership whose general partner is a limited liability company of which Oskar Lewnowski is indirectly the sole voting member. Mr. Lewnowski, by virtue of his indirect voting control of Orion Mine Finance Fund III LP has the investment and voting control of Rigel Resource Acquisition Holding LLC, and therefore may be deemed to have beneficial ownership of the ordinary shares held directly by our Sponsor. Orion Mine Finance GP III LP directly holds 1,170,000 Founder Shares as a permitted transferee under the letter agreement.
(4)	According to a Schedule 13G filed with the SEC on February 14, 2024, Calamos Market Neutral Income Fund, a series of Calamos Investment Trust, has sole voting and dispositive power over the Class A ordinary shares reported herein. The business address of this reporting person is 2020 Calamos Court, Naperville, IL 60563.
(5)	According to a Schedule 13G filed with the SEC on January 10, 2024, First Trust Capital Management L.P., First Trust Capital Solutions L.P. and FTCS Sub GP LLC each has sole voting and dispositive power over the Class A ordinary shares reported herein. The business address of these reporting persons is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606.
(6)	According to a Schedule 13G filed by such persons as a group with the SEC on February 14, 2024, (i) Westchester Capital Management, LLC, a Delaware limited liability company (“Westchester”), may be deemed the beneficial owner of 1,882,289 Class A ordinary shares, as a result of holding, directly or indirectly, 1,681,468 Class A ordinary shares with shared voting and dispositive power and 200,821 Class A ordinary shares with sole voting and dispositive power, (ii) Westchester Capital Partners, LLC, a Delaware limited liability company (“WCP”), may be deemed the beneficial owner of 17,692 Class A ordinary shares with sole voting and dispositive power, (iii) Virtus Investment Advisers, Inc., a Massachusetts corporation (“Virtus”), may be deemed the beneficial owner of 1,681,468 Class A ordinary shares with shared voting and dispositive power and (iv) The Merger Fund, a Massachusetts business trust (“MF”), may be deemed the beneficial owner of 1,428,308 Class A ordinary shares with shared voting and dispositive power. Westchester and WCP are located at 100 Summit Drive, Valhalla, NY 10595, Virtus is located at One Financial Plaza, Hartford, CT 06103, and MF is located at 101 Munson Street, Greenfield, MA 01301-9683. Virtus, a registered investment adviser, serves as the investment adviser to each of MF, The Merger Fund VL (“MF VL”), Virtus Westchester Event-Driven Fund (“EDF”) and Virtus Westchester Credit Event Fund (“CEF”). Westchester, a registered investment adviser, serves as sub-advisor to each of MF, MF VL, EDF, CEF, JNL/Westchester Capital Event Driven Fund (“JNL”), JNL Multi-Manager Alternative Fund (“JARB”) and Principal Funds, Inc. – Global Multi-Strategy Fund (“PRIN”). WCP, a registered investment adviser, serves as investment adviser to Westchester Capital Master Trust (“Master Trust”, together with MF, MF VL, EDF, CEF, JNL, JARB and PRIN, the “Funds”). The Funds directly hold Class A ordinary shares for the benefit of the investors in those Funds. Mr. Roy Behren and Mr. Michael T. Shannon each serve as Co-Presidents of Westchester and WCP. Westchester and WCP often make acquisitions in, and dispose of, securities of an issuer on the same terms and conditions and at the same time. Based on the foregoing and the relationships described herein, these parties may be deemed to constitute a “group” for purposes of Section 13(g)(3) of the Act. The filing of this statement shall not be construed as an admission that the reporting persons are a group, or have agreed to act as a group.
(7)	According to a Schedule 13G filed with the SEC on February 13, 2024, Mizuho Financial Group, Inc. has sole voting and dispositive power over the Class A ordinary shares reported herein. The business address of this reporting person is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

Our initial shareholders beneficially own 23% of the issued and outstanding ordinary shares as of December 31, 2023, and will have the right to elect all of our directors prior to our initial Business Combination as a result of holding all of the Founder Shares. Holders of our Public Shares will not have the right to appoint any directors to our board of directors prior to our initial Business Combination. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended Charter and approval of significant corporate transactions.

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

If we do not complete an Initial Business Combination by August 9, 2024, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our Public Shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

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

Related Parties Notes

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loan”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan but no proceeds held in the Trust Account would be used to repay the Working Capital Loan.

On May 18, 2022, the Company entered into a Working Capital Loan with the Sponsor in an aggregate principal amount of up to $1,500,000. On May 20, 2022, the Sponsor advanced $300,000 to the Company under the Working Capital Loans. On February 21, 2023, the Company drew down additional $250,000 on the Working Capital Loans. On September 29, 2023, the Company drew down additional $200,000 on the Working Capital Loan. On November 30, 2023, and December 28, 2023, the company drew down additional $200,000, and $550,000, respectively. As of December 31, 2023 and 2022, there was $1,500,000 and $300,000 outstanding under the Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On December 28, 2023, the Company entered into a Promissory Note (the “December 2023 Working Capital Loan”) with the Sponsor. Pursuant to the December 2023 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On December 28, 2023, the Company borrowed $600,000 under the December 2023 Working Capital Loan.

As of December 31, 2023 and 2022, there was $600,000 and $0 outstanding under the December 2023 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets

On January 25, 2024, the Company borrowed $800,000 under the December 2023 Working Capital Loan.

On January 31, 2024, and February 29, 2024, the Sponsor made contributions of $350,000 to the Trust Account under the Second Extension Loan respectively.

Administrative Services Agreement

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the years ended December 31, 2023 and 2022, the Company recorded $120,000 and $120,000 of administrative fees, respectively.

Item 14. Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Audit Fees(1)	$92,700	108,150
Audit-Related Fees(2)	$-	-
Tax Fees(3)	$-	-
All Other Fees(4)	$-	-
Total	$92,700	108,150

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022, including services in connection with our Initial Public Offering. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum for tax planning and tax advice during the years ended December 31, 2023 and 2022.
(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related to the potential Business Combination. We did not pay Marcum for other services during the years ended December 31, 2023 and 2022.

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

No.	Description of Exhibits
2.1+(1)	Business Combination Agreement, dated March 11, 2024, by and among Blyvoor Gold Resources Proprietary Limited, Blyvoor Gold Operations Proprietary Limited, Rigel Resource Acquisition Corp, RRAC NewCo, and RRAC Merger Sub.
2.2(1)	Exchange Agreement, dated March 11, 2024, by and among RRAC NewCo, Blyvoor Gold Proprietary Limited, Orion Mine Finance Fund II L.P., Blyvoor Gold Operations Proprietary Limited and Blyvoor Gold Resources Proprietary Limited.
3.1(2)	Amended and Restated Memorandum and Articles of Association of the Company.
3.2(3)	Amendment to Amended and Restated Memorandum and Articles of Association of the Company.
4.2(4)	Description of the Company’s Securities.
14.1(4)	Code of Ethics and Business Conduct of the Company.
10.1(3)	Convertible Promissory Note, dated as of May 8, 2023, by and between the Company and Rigel Resource Acquisition Holding LLC.
10.2(3)	Convertible Promissory Note, dated as of August 9, 2023, by and between the Company and Rigel Resource Acquisition Holding LLC.
10.3(5)	Amendment No. 1 to the Investment Management Trust Agreement, dated as of October 5, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.4(6)	Promissory Note, dated as of December 28, 2023, by and between Rigel Resource Acquisition Corp and Rigel Resource Acquisition Holding LLC.
10.5(6)	Amended and Restated Convertible Promissory Note, dated as of December 28, 2023, by and between Rigel Resource Acquisition Corp, Rigel Resource Acquisition Holding LLC and Orion Mine Finance GP III LP.
10.6(6)	Amended and Restated Convertible Promissory Note, dated as of December 28, 2023, by and between Rigel Resource Acquisition Corp, Rigel Resource Acquisition Holding LLC and Orion Mine Finance GP III LP.
10.7+(1)	Sponsor Support Agreement, dated March 11, 2024, by and among Rigel Resource Acquisition Holding LLC, Rigel Resource Acquisition Corp, Blyvoor Gold Resources Proprietary Limited, Blyvoor Gold Operations Proprietary Limited and the persons set forth on Schedule I thereto.
10.8(1)	Form of Subscription Agreement.
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy of the Company.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) and Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 11, 2024.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 9, 2021.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 10, 2023.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2022.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 11, 2023.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 29, 2023.

Item 16. Form 10-K Summary.

None.

RIGEL RESOURCE ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Rigel Resource Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rigel Resource Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and does not have adequate liquidity to sustain operations. In addition, the Company currently has less than 12 months from the date the financial statements were issued to complete a business combination transaction. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Los Angeles, CA
March 22, 2024

RIGEL RESOURCE ACQUISITION CORP

BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$70,748	$109,595
Prepaid expenses	55,414	481,630
Total Current Assets	126,162	591,225

Cash and investments held in the Trust Account	270,667,736	310,488,798
Total Assets	$270,793,898	$311,080,023

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$706,279	$405,882
Accrued offering costs	378,324	393,324
Advances from related parties	-	99,722
Convertible promissory notes - related parties	5,556,896	236,300
Total Current Liabilities	6,641,499	1,135,228

Derivative liabilities	8,491,527	4,945,845
Deferred underwriting commission	10,500,000	10,500,000
Total Liabilities	25,633,026	16,581,073

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption; 24,570,033 and 30,000,000 shares (at redemption value of $11.02 and $10.35 per share as of December 31, 2023 and 2022, respectively)	270,667,736	310,488,798

Shareholders’ deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, no shares issued and outstanding at December 31, 2023 and 2022 (excluding 24,570,033 and 30,000,000 shares subject to possible redemption, respectively)	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 7,500,000 shares issued and outstanding at December 31, 2023 and 2022	750	750
Additional paid-in capital	-	-
Accumulated deficit	(25,507,614)	(15,990,598)
Total Shareholders’ Deficit	(25,506,864)	(15,989,848)
Total Liabilities, Ordinary Shares subject to Possible Redemption and Shareholders’ Deficit	$270,793,898	$311,080,023

The accompanying notes are an integral part of these financial statements.

RIGEL RESOURCE ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2023	December 31, 2022
EXPENSES
Administration fee – related party	$120,000	$120,000
General and administrative	2,330,738	1,274,710
TOTAL EXPENSES	2,450,738	1,394,710

OTHER INCOME (EXPENSE)
Income earned on cash and investments held in Trust Account	13,460,331	4,485,142
Change in fair value of convertible promissory notes - related parties	8,792	63,700
Change in fair value of derivative liabilities	(3,545,682)	13,124,376
TOTAL OTHER INCOME, NET	9,923,441	17,673,218

Net income	$7,472,703	$16,278,508

Weighted average number of Class A ordinary shares outstanding, basic and diluted	27,887,520	30,000,000
Basic and diluted net income per Class A ordinary share	$0.21	$0.43

Weighted average number of Class B ordinary shares outstanding, basic and diluted	7,500,000	7,500,000
Basic and diluted net income per Class B ordinary share	$0.21	$0.43

The accompanying notes are an integral part of these financial statements.

Rigel Resource Acquisition Corp

STATEMENTS OF CHANGES IN SHareHOLDERS’ DEFICIT

FOR THE YEARS ended DECEMBER 31, 2023 AND 2022

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	7,500,000	$750	$-	$(27,783,964)	$(27,783,214)

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(4,485,142)	(4,485,142)

Net income	-	-	-	16,278,508	16,278,508

Balance as of December 31, 2022	7,500,000	750	-	(15,990,598)	(15,989,848)

Related party Note Proceeds in excess of fair value	-	-	1,468,999	-	1,468,999

Remeasurement of Class A ordinary shares	-	-	(1,468,999)	1,468,999	-

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(18,458,718)	(18,458,718)

Net income	-	-	-	7,472,703	7,472,703

Balance as of December 31, 2023	7,500,000	$750	$-	$(25,507,614)	$(25,506,864)

The accompanying notes are an integral part of these financial statements.

Rigel Resource Acquisition Corp

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Cash Flows From Operating Activities:
Net income	$7,472,703	$16,278,508
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on cash and investments held in the Trust Account	(13,460,331)	(4,485,142)
Change in fair value of derivative liabilities	3,545,682	(13,124,376)
Change in fair value of convertible promissory note - related parties	(8,792)	(63,700)
Changes in operating assets and liabilities:
Prepaid expenses	426,216	(455,608)
Other current assets	-	572,539
Other assets	-	489,807
Accounts payable and accrued expenses	300,397	(766,425)
Net Cash Used In Operating Activities	(1,724,125)	(1,554,397)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(4,998,367)	-
Cash withdrawn from Trust Account for redemptions	58,279,780	-
Net Cash Provided By Investing Activities	53,281,413	-

Cash Flows From Financing Activities:
Payments made in relation to redemption of Class A ordinary shares	(58,279,780)	-
(Repayments of) advances from related party payables	(99,722)	99,722
Proceeds from convertible promissory notes – related parties	6,798,367	300,000
Payment of offering costs	(15,000)	(411,331)
Net Cash Used In Financing Activities	(51,596,135)	(11,609)

Net change in cash	(38,847)	(1,566,006)
Cash at beginning of period	109,595	1,675,601
Cash at end of period	$70,748	$109,595

Supplemental disclosure of non-cash financing activities:
Current period accretion to redemption value	$18,458,718	$4,485,142

The accompanying notes are an integral part of these financial statements.

RIGEL RESOURCE ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

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

All activity for the period from April 6, 2021 (inception) through December 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and the search for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

As of November 9, 2021, transaction costs amounted to $17,585,547 consisting of $6,000,000 of underwriting fees in cash, $10,500,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $1,085,547 of costs related to the Initial Public Offering. Cash of $70,748 was held outside of the Trust Account on December 31, 2023 and was available for working capital purposes. As described in Note 6, the $10,500,000 deferred underwriting fees are contingent upon the consummation of the Business Combination by August 9, 2024.

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

In connection with the Company’s extraordinary general meeting held on August 7, 2023 (the “Special Meeting”), the Company’s shareholders approved a special resolution to amend the Company’s amended and restated memorandum and articles of association (the “Charter”) to extend the date by which the Company must either consummate an initial Business Combination or (i) cease its operations, except for the purpose of winding up if it fails to complete an initial Business Combination and (ii) redeem all of the Class A ordinary shares (the “Public Shares”) included as part of the units sold in the Company’s initial public offering, from August 9, 2023 to August 9, 2024 (the “Extension Amendment”). In connection with the Extension Amendment, the holders of 5,429,967 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.73 per share, for an aggregate redemption amount of $58,279,780, leaving approximately $263,710,000 in the Company’s trust account.

Pursuant to the Convertible Promissory Note dated as of August 9, 2023 (the “Second Extension Loan”), the Sponsor has agreed that it will contribute to the Company as a loan (each loan being referred to herein as a “Contribution”) the lesser of (A) $0.03 for each Public Share (as defined below) that was not redeemed in connection with the Special Meeting (as defined below) and (B) $350,000, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve an initial Business Combination and (ii) August 9, 2024. The maximum aggregate amount of all Contributions will not exceed $4,200,000, and the Contributions will be deposited into the Company’s trust account. Up to $1,500,000 of the Contributions can be settled in whole warrants to purchase Class A Ordinary Shares of the Company at a conversion price equal to $1.00 per warrant. The Contributions will not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The Company’s board of directors will have the sole discretion whether to continue extending until August 9, 2024, and if the Company’s board of directors determines not to continue extending for additional months, the Sponsor’s obligation to make additional Contributions will terminate. If this occurs, the Company would wind up the Company’s affairs and redeem 100% of the outstanding Public Shares in accordance with the procedures set forth in the Charter (as defined below). The maturity date of the Second Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Second Extension Loan may be prepaid at any time by the Company, at its election and without penalty. On August 9, 2023, August 31, 2023, September 29, 2023, October 31, 2023, November 30, 2023 and December 29, 2023 the Sponsor made contributions of approximately $248,387, $350,000, $350,000, $350,000, 350,000 and $350,000, respectively, to the Trust Account under the Second Extension Loan. See Note 5 for more information.

On December 28, 2023, the Company amended and restated: (i) that the First Extension Loan and (ii) the Second Extension Loan (together with the First Extension Loan, the “Amended and Restated Extension Loans”) to add Orion Mine Finance GP III LP, a Cayman Islands limited partnership and an affiliate of the Sponsor, as a payee (together with the Sponsor, the “Payees”). The Amended and Restated Extension Loans will be repayable by the Company to the Payees on a pro rata basis based on the amount of the principal balance each Payee has advanced under the Amended and Restated Extension Loans. The Amended and Restated Extension Loans do not otherwise materially modify the terms of the First Extension Loan and the Second Extension Loan and are effective as of May 8, 2023 and August 9, 2023, respectively.

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

Risks and Uncertainties

Management is currently evaluating the impact of the invasion by Russia of Ukraine and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or significant outbreaks of infectious diseases on the industry and has concluded that while it is reasonably possible that such events could have a negative effect on the Company’s financial position, results of its operations and/or search for and consummation of a business combination with a target company, the specific impacts are not readily determinable as of the date of these financial statements. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company’s significant estimates and assumptions include the fair value of the related parties convertible notes and the change in fair value of the derivative liabilities. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

Cash and Investments held in Trust Account

At December 31, 2023, the Company had approximately $270.7 million in cash held in the Trust Account. At December 31, 2022, the Company had approximately $310.5 million in treasury securities held in the Trust Account. On August 10, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of the Company’s initial Business Combination or the liquidation of the Company. On October 5, 2023, the Company and Continental Stock Transfer & Trust Company (“CST”) entered into an amendment to the Investment Management Trust Agreement, dated as of November 4, 2021, between the Company and CST, in connection with CST holding the funds in the Trust Account in an interest-bearing demand deposit bank account.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, the Class A ordinary shares subject to possible redemption in the amount of approximately $270,700,000 and $310,500,000 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

Net income per share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares during the period. The Company applies the two-class method in calculating earnings per share. Earnings are shared pro rata between the two classes of shares. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) Private Placement and (iii) embedded conversion feature of the related parties convertible promissory notes, since the strike prices of these instruments are out of the money. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 15,000,000 Class A ordinary shares in the aggregate.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Class A ordinary shares
Numerator; Income allocable to Class A ordinary shares	$5,888,945	$13,022,806
Denominator:
Basic and diluted weighted average shares outstanding	27,887,520	30,000,000
Basic and diluted net income per ordinary share	$0.21	$0.43

Class B ordinary shares
Numerator: Income allocable to Class B ordinary shares	$1,583,758	$3,255,702
Denominator:
Basic and diluted weighted average shares outstanding	7,500,000	7,500,000
Basic and diluted net income per share, Class B ordinary share	$0.21	$0.43

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. Under Cayman Islands regulations, the Company is not subject to tax on shareholder redemptions.

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

Founder Shares

On May 6, 2021, the Sponsor received 7,187,500 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for cash of $25,000. On November 4, 2021, the board of directors of the Company authorized a share dividend of 718,750 Founder Shares, resulting in the shareholders of the Founder Shares holding an aggregate of 7,906,250 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the share dividend. The Founder Shares included an aggregate of up to 1,031,250 shares subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriter exercised a portion of the over-allotment option in connection with the initial closing of the Initial Public Offering on November 9, 2021; as a result of the expiration of the over-allotment option, the Sponsor forfeited 406,250 Founder Shares pursuant to the terms of the underwriting agreement. As of December 31, 2023 and 2022, there were 7,500,000 Founders shares outstanding.

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

Promissory Notes

Pursuant to the convertible promissory note dated as of May 8, 2023 (the “First Extension Loan”), the Sponsor advanced $3,000,000 in connection with the extension of the period of time the Company has to consummate its initial Business Combination from May 9, 2023 to August 9, 2023. Up to $3,000,000 of the loans under the First Extension Loan can be settled in whole warrants to purchase Class A ordinary shares at a conversion price equal to $1.00 per warrant upon maturity or prepayment of the First Extension Loan. The loans under the First Extension Loan will not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the First Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the First Extension Loan may be prepaid at any time by the Company, at its election and without penalty. As of December 31, 2023 and 2022, there was $3,000,000 and $0 outstanding under the First Extension Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

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

On December 28, 2023, the Company amended and restated: (i) that the First Extension Loan and (ii) the Second Extension Loan (together with the First Extension Loan, the “Amended and Restated Extension Loans”) to add Orion Mine Finance GP III LP, a Cayman Islands limited partnership and an affiliate of the Sponsor, as a payee (together with the Sponsor, the “Payees”). The Amended and Restated Extension Loans will be repayable by the Company to the Payees on a pro rata basis based on the amount of the principal balance each Payee has advanced under the Amended and Restated Extension Loans. The Amended and Restated Extension Loans do not otherwise materially modify the terms of the First Extension Loan and the Second Extension Loan and are effective as of May 8, 2023 and August 9, 2023, respectively.

On August 9, 2023, August 31, 2023, September 29, 2023, October 31, 2023, November 30, 2023 and December 29, 2023 the Sponsor made contributions of approximately $248,387, $350,000, $350,000, $350,000, $350,000 and $350,000 respectively, to the Trust Account under the Second Extension Loan. As of December 31, 2023 and 2022, there was $1,998,387 and $0 outstanding under the Second Extension Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

Advances from Related Parties

The Sponsor paid certain formation and operating costs on behalf of the Company. These advances were due on demand and are non-interest bearing. During the year ended December 31, 2022, the Sponsor paid $99,722 of operating costs on behalf of the Company. As of December 31, 2023 and 2022, the amount due to the related parties was $0 and $99,722, respectively.

General and Administrative Services

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the years ended December 31, 2023 and 2022, the Company recorded $120,000 of administrative fees, respectively. As of December 31, 2023 and 2022, $257,500 and $137,500, respectively, was outstanding and is included in accounts payable and accrued expenses on the accompanying balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loan”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan but no proceeds held in the Trust Account would be used to repay the Working Capital Loan.

On May 18, 2022, the Company entered into a Working Capital Loan with the Sponsor in an aggregate principal amount of up to $1,500,000. On May 20, 2022, the Sponsor advanced $300,000 to the Company under the Working Capital Loans. On February 21, 2023, the Company drew down additional $250,000 on the Working Capital Loans. On September 29, 2023, the Company drew down additional $200,000 on the Working Capital Loan. On November 30, 2023, and December 28, 2023, the company drew down additional $200,000, and $550,000, respectively. As of December 31, 2023 and 2022, there was $1,500,000 and $300,000 outstanding under the Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On December 28, 2023, the Company entered into a Promissory Note (the “December 2023 Working Capital Loan”) with the Sponsor. Pursuant to the December 2023 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On December 28, 2023, the Company borrowed $600,000 under the December 2023 Working Capital Loan.

As of December 31, 2023 and 2022, there was $600,000 and $0 outstanding under the December 2023 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets

NOTE 6.	COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Units and warrants that may be issued upon conversion of Working Capital Loans and Convertible Promissory Notes (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and Convertible Promissory Notes and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The Company classifies the Forward Purchase Agreement as a liability upon execution of the agreement, in accordance with the guidance contained in ASC 815-40, at its fair value and will allocate a portion of the proceeds from the issuance of the Units equal to its fair value determined by the modified Black Scholes model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. Upon issuance of the Forward Purchase Agreement, the Company recorded a derivative liability of $453,701. As of December 31, 2023 and 2022, the fair value of the Forward Purchase Agreement was $5,011,527 and $2,045,845, respectively, which is included in derivative liabilities on the balance sheets. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the Forward Purchase Agreement will be reclassified as of the date of the event that causes the reclassification. During the years ended December 31, 2023 and 2022, the Company recorded loss of $2,965,682 and $1,375,624, respectively for the change in fair value which is included in change in fair value of derivative liabilities on the accompanying statements of operations.

Vendor Agreements

As of December 31, 2023 and 2022, the Company had incurred legal fees related to the Initial Public Offering and general corporate services of approximately $491,700 and $584,300, respectively. Approximately $378,300 of these fees will only become due and payable upon the consummation of a Business Combination. As of December 31, 2023 and 2022, the outstanding balance of the legal fees is in accrued offering costs of approximately $378,300. As of December 31, 2023 and 2022, the Company had accrued expenses of approximately $113,400 and $206,000, respectively, on the balance sheets.

NOTE 7.	SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 24,570,033 and 30,000,000 shares of Class A ordinary shares issued and outstanding and classified in temporary equity on the balance sheets.

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 7,500,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2023	December 31, 2022
Assets:
Cash held in the Trust Account	0	$270,667,736	$-
Marketable securities held in the Trust Account	1	-	310,488,798

Liabilities:
Convertible promissory notes - related parties	3	$5,556,896	$236,300

Warrant liability - Private Placement Warrants	2	1,680,000	1,400,000
Warrant liability - Public Warrants	1	1,800,000	1,500,000
Forward Purchase Agreement	3	5,011,527	2,045,845
Total Derivative liabilities		$14,048,423	$4,945,845

The Convertible promissory notes - related parties, the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement were accounted for as liabilities in accordance with ASC 815-40 and are presented within convertible notes and derivative liabilities on the balance sheets. The convertible notes are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of convertible notes – related parties in the statements of operations. The warrant liabilities and Forward Purchase Agreement are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liabilities in the statements of operations.

Upon initial issuance of each convertible note, the Company used a modified Black Scholes model to value the Convertible Note. As of December 31, 2023 and 2022, the Convertible Notes were classified as Level 3 on the Fair Value Hierarchy.

Upon initial issuance, the Public Warrants and the Private Placement Warrants used the Monte Carlo simulation model and the modified Black-Scholes model, respectively The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B ordinary shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. As of December 31, 2023 and 2022, the Public and Private Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 and Level 2, respectively, on the Fair Value Hierarchy.

The Forward Purchase Agreement was valued using a valuation method which considers the reconstructed unit price (the total fair value of ordinary shares and half the Private Warrant value) and multiple assumptions such as risk-free rate and time to Initial Business Combination. As of December 31, 2023 and 2022, the Forward Purchase Agreement was classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2023 and 2022:

Fair Value Measurement Using Level 3 Inputs Total
Balance, January 1, 2022	670,221
Proceeds received from issuance of convertible note	300,000
Change in fair value of convertible promissory note - related party	(63,700)
Change in fair value of forward purchase agreement	1,375,624
Balance, December 31, 2022	2,282,145
Issuance of convertible promissory notes - related parties	6,798,387
Proceeds in excess of fair value	(1,468,999)
Change in fair value of convertible promissory notes - related parties	(8,792)
Change in fair value of forward purchase agreement	2,965,682
Balance, December 31, 2023	$10,568,423

The key inputs into the discount model for the Convertible Promissory Notes were as follows:

December 31, 2023
Volatility	191.86 – 383.72%
Risk-free interest rate	5.46%
Expected life of convertible promissory note	0.46 years
Dividend yield	0%
Probability of business combination	80.0%

The key inputs into the discount model for the Forward Purchase Agreement were as follows:

	December 31, 2023	December 31, 2022
Risk-free interest rate	5.30%	4.66%
Expected life of forward purchase agreement	0.46 years	0.42 years
Dividend yield	0%	0%
Probability of business combination	80.0%	80.0%

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Convertible Promissory Notes	Private Placement Warrants	Public Warrants	Forward Purchase Agreement	Total
Fair value at April 6, 2021 (inception)	$-	$-	$-	$-	$-
Initial measurement at November 9, 2021	-	18,144,000	19,440,000	453,701	38,265,484
Change in fair value	-	(9,744,000)	(10,440,000)	216,520	(19,967,480)
Gain on unexercised over-allotment option	-	-	-	-	(227,783)
Fair value at January 1, 2022	-	8,400,000	9,000,000	670,221	$18,070,221
Proceeds received from issuance of convertible note	300,000	-	-	-	300,000
Change in fair value	(63,700)	(7,000,000)	(7,500,000)	1,375,624	(13,188,076)
Fair value at December 31, 2022	$236,300	$1,400,000	$1,500,000	$2,045,845	$5,182,145
Proceeds received from issuance of convertible notes	6,798,387	-	-	-	6,798,387
Proceeds in excess of fair value	(1,468,999)	-	-	-	(1,468,999)
Change in fair value	(8,792)	280,000	300,000	2,965,682	3,536,890
Fair value at December 31, 2023	$5,556,896	1,680,000	1,800,000	5,011,527	14,048,423

NOTE 10.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date financial statements were issued. Based upon this review, other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On January 25, 2024, the Company borrowed $800,000 under the December 2023 Working Capital Loan.

On January 31, 2024, and February 29, 2024, the Sponsor made contributions of $350,000 to the Trust Account under the Second Extension Loan respectively.

On March 11, 2024, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among the Company, Blyvoor Gold Resources Proprietary Limited, a South African private limited liability company (“Blyvoor Resources”), Blyvoor Gold Operations Proprietary Limited, a South African private limited liability company (“Tailings” and, together with Blyvoor Resources, the “Target Companies”, each a “Target Company”), RRAC NewCo, a Cayman Islands exempted company and wholly-owned subsidiary of the Company (“Newco”), and RRAC Merger Sub, a Cayman Islands exempted company and wholly-owned subsidiary of Newco (“Merger Sub”). Each of Newco and Merger Sub is a newly formed entity that was formed for the sole purpose of entering into and consummating the transactions set forth in the Business Combination Agreement. Concurrently with the execution of the Business Combination Agreement, Newco also entered into an Exchange Agreement (the “Exchange Agreement”), by and among, Newco, Blyvoor Gold Proprietary Limited, a South African private limited liability company (“Blyvoor Gold”), Orion Mine Finance Fund II LP, a Bermuda limited partnership (“Orion” and, together with Blyvoor Gold, the “Sellers”), and the Target Companies. Orion Mine Finance Fund II LP and Orion Mine Finance Fund III LP, an affiliate of our Sponsor, share the same investment adviser.

Pursuant to the terms, and subject to the conditions, set forth in the Business Combination Agreement, the parties thereto will enter into a business combination transaction (the “Blyvoor Business Combination” and, together with the other transactions contemplated by the Business Combination Agreement, the “Transactions”), pursuant to which, among other things, (i) the Company will merge with and into Merger Sub (the “Merger”), with Merger Sub being the surviving company, and (ii) Newco will acquire all of the outstanding equity interests of the Target Companies (the “Share Exchange”). Following the Merger and the Share Exchange, each of the Target Companies and Merger Sub will be a wholly owned subsidiary of Newco, and Newco will become a publicly traded company. At the closing of the Transactions (the “Closing”), Newco is expected to change its name to Aurous Resources, and its ordinary shares, par value $0.0001 (the “Newco Ordinary Shares”), are expected to be listed on the NASDAQ.

The Transactions are expected to be consummated after the required approval by the holders of the Company’s ordinary shares and the satisfaction of certain other conditions which can be found in the Business Combination Agreement and the Exchange Agreement which are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rigel Resource Acquisition Corp

Date: March 22, 2024	By:	/s/ Jonathan Lamb
Jonathan Lamb
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jonathan Lamb
Name:	Jonathan Lamb
Title:	Chief Executive Officer (Principal Executive Officer and Director)
Date:	March 22, 2024

/s/ Jeff Feeley
Name:	Jeff Feeley
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 22, 2024

/s/ Oskar Lewnowski
Name:	Oskar Lewnowski
Title:	Chairman of the Board of Directors
Date:	March 22, 2024

/s/ Nathanael Abebe
Name:	Nathanael Abebe
Title:	Director
Date:	March 22, 2024

/s/ Christine Coignard
Name:	Christine Coignard
Title:	Director
Date:	March 22, 2024

/s/ Kelvin Dushnisky
Name:	Kelvin Dushnisky
Title:	Director
Date:	March 22, 2024

/s/ L. Peter O’Hagan
Name:	L. Peter O’Hagan
Title:	Director
Date:	March 22, 2024

/s/ Timothy Keating
Name:	Timothy Keating
Title:	Director
Date:	March 22, 2024