Form 10-Q
period 2024-03-31
Rigel Resource Acquisition Corp.
filed 2024-05-13
CIK 1860879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, 24,570,033 Class A ordinary shares, par value $0.0001 per share, and 7,500,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

RIGEL RESOURCE ACQUISITION CORP

Form 10-Q

For the Quarter Ended March 31, 2024

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Rigel Resource Acquisition Corp

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets:
Cash	$46,323	$70,748
Prepaid expenses	120,744	55,414
Total Current Assets	167,067	126,162

Cash and Investments held in the Trust Account	274,689,822	270,667,736
Total Assets	$274,856,889	$270,793,898

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$629,806	$706,279
Accrued offering costs	378,324	378,324
Convertible promissory notes - related parties	6,998,386	5,556,896
Total Current Liabilities	8,006,516	6,641,499

Derivative liabilities	12,793,663	8,491,527
Deferred underwriting commission	-	10,500,000
Total Liabilities	20,800,179	25,633,026

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption; 24,570,033 shares (at redemption value of $11.18 and $11.02 per share as of March 31, 2024 and December 31, 2023, respectively)	274,689,822	270,667,736

Shareholders’ deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, no shares issued and outstanding at March 31, 2024 and December 31, 2023 (excluding 24,570,033 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 7,500,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	750	750
Additional paid-in capital	5,797,514	-
Accumulated deficit	(26,431,376)	(25,507,614)
Total Shareholders’ Deficit	(20,633,112)	(25,506,864)
Total Liabilities, Ordinary Shares subject to Possible Redemption and Shareholders’ Deficit	$274,856,889	$270,793,898

The accompanying notes are an integral part of these condensed unaudited financial statements.

Rigel Resource Acquisition Corp

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
EXPENSES
Administration fee - related party	$30,000	$30,000
General and administrative	652,622	342,890
TOTAL EXPENSES	682,622	372,890

OTHER INCOME (EXPENSE)
Income earned on Cash and Investments held in Trust Account	2,972,086	3,319,794
Gain on waiver of deferred underwriting commission	680,400	-
Change in fair value of convertible promissory notes - related parties	(6,858)	(1,168)
Change in fair value of derivative liabilities	(4,302,136)	(1,660,512)
TOTAL OTHER INCOME (EXPENSE), NET	(656,508)	1,658,114
Net (loss) income	$(1,339,130)	$1,285,224

Weighted average number of Class A ordinary shares outstanding, basic and diluted	24,570,033	30,000,000
Basic and diluted net (loss) income per Class A ordinary share	$(0.04)	$0.03

Weighted average number of Class B ordinary shares outstanding, basic and diluted	7,500,000	7,500,000
Basic and diluted net (loss) income per Class B ordinary share	$(0.04)	$0.03

The accompanying notes are an integral part of these condensed unaudited financial statements.

Rigel Resource Acquisition Corp

CONDENSED STATEMENTS OF CHANGES IN SHareHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2023

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	7,500,000	$750	$-	$(25,507,614)	$(25,506,864)

Related party Note Proceeds in excess of fair value	-	-	415,368	-	415,368

Remeasurement of Class A ordinary shares	-	-	(415,368)	415,368	-

Current period accretion of Class A ordinary shares to redemption value	-	-	(4,022,086)	-	(3,319,794)

Waiver of deferred underwriting commission	-	-	9,819,600	-	9,819,600

Net loss	-	-	-	(1,339,130)	(1,339,130)

Balance as of March 31, 2024	7,500,000	$750	$5,797,514	$(26,431,376)	$(20,633,112)

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	7,500,000	$750	$-	$(15,990,598)	$(15,989,848)

Related party Note Proceeds in excess of fair value	-	-	53,009	-	53,009

Remeasurement of Class A ordinary shares	-	-	(53,009)	53,009	-

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(3,319,974)	(3,319,794)

Net income	-	-	-	1,285,224	1,285,224

Balance as of March 31, 2023	7,500,000	$750	$-	$(17,972,159)	$(17,971,409)

The accompanying notes are an integral part of these condensed unaudited financial statements.

Rigel Resource Acquisition Corp

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Cash Flows From Operating Activities:
Net (loss) income	$(1,339,130)	$1,285,224
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on cash and investments held in the Trust Account	(2,972,086)	(3,319,794)
Change in fair value of derivative liabilities	4,302,136	1,660,512
Change in fair value of convertible promissory notes - related parties	6,858	1,168
Gain on waiver of deferred underwriting commission	(680,400)	-
Changes in operating assets and liabilities:
Prepaid expenses	(65,330)	143,190
Accounts payable and accrued expenses	(76,473)	68,423
Net Cash Used In Operating Activities	(824,425)	(161,277)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(1,050,000)	-
Net Cash Used in Investing Activities	(1,050,000)	-

Cash Flows From Financing Activities:
Repayment of advances from related parties	-	(99,723)
Proceeds from convertible promissory notes – related parties	1,850,000	250,000
Net Cash Provided By Financing Activities	1,850,000	150,277

Net change in cash	(24,425)	(11,000)
Cash at beginning of period	70,748	109,595
Cash at end of period	$46,323	$98,595

Supplemental disclosure of non-cash financing activities:
Current period accretion to redemption value	$4,022,086	$3,319,794
Underwriting Fee Waiver	$(9,819,600)	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

RIGEL RESOURCE ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

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

All activity for the period from April 6, 2021 (inception) through March 31, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and the search for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Pursuant to the Convertible Promissory Note dated as of August 9, 2023 (the “Second Extension Loan”), the Sponsor has agreed that it will contribute to the Company as a loan (each loan being referred to herein as a “Contribution”) the lesser of (A) $0.03 for each Public Share (as defined below) that was not redeemed in connection with the Special Meeting (as defined below) and (B) $350,000, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve an initial Business Combination and (ii) August 9, 2024. The maximum aggregate amount of all Contributions will not exceed $4,200,000, and the Contributions will be deposited into the Company’s trust account. Up to $1,500,000 of the Contributions can be settled in whole warrants to purchase Class A Ordinary Shares of the Company at a conversion price equal to $1.00 per warrant. The Contributions will not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The Company’s board of directors will have the sole discretion whether to continue extending until August 9, 2024, and if the Company’s board of directors determines not to continue extending for additional months, the Sponsor’s obligation to make additional Contributions will terminate. If this occurs, the Company would wind up the Company’s affairs and redeem 100% of the outstanding Public Shares in accordance with the procedures set forth in the Charter (as defined below). The maturity date of the Second Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Second Extension Loan may be prepaid at any time by the Company, at its election and without penalty. On August 9, 2023, August 31, 2023, September 29, 2023, October 31, 2023, November 30, 2023, December 29, 2023, January 31, 2024, February 29, 2024 and March 31, 2024 the Sponsor made contributions of approximately $248,387, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, and $350,000 respectively, to the Trust Account under the Second Extension Loan. See Note 5 for more information.

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

Cash and Investments held in Trust Account

At March 31, 2024, the Company had approximately $274.7 million in cash held in the Trust Account. At December 31, 2023, the Company had approximately $270.7 million in treasury securities held in the Trust Account. On August 10, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of the Company’s initial Business Combination or the liquidation of the Company. On October 5, 2023, the Company and Continental Stock Transfer & Trust Company (“CST”) entered into an amendment to the Investment Management Trust Agreement, dated as of November 4, 2021, between the Company and CST, in connection with CST holding the funds in the Trust Account in an interest-bearing demand deposit bank account.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, the Class A ordinary shares subject to possible redemption in the amount of approximately $274,700,000 and $270,700,000 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

Net income (loss) per share

Net income (loss) per share is computed by dividing net income by the weighted average number of ordinary shares during the period. The Company applies the two-class method in calculating earnings per share. Earnings are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) Private Placement and (iii) embedded conversion feature of the related parties convertible promissory notes, since the strike prices of these instruments are out of the money. As a result, diluted earnings (losses) per ordinary share is the same as basic earnings (losses) per ordinary share for the periods presented. The warrants are exercisable to purchase 15,000,000 Class A ordinary shares in the aggregate.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Class A ordinary shares
Numerator: (Loss) Income allocable to Class A ordinary shares	$(1,025,957)	$1,028,179
Denominator:
Basic and diluted weighted average shares outstanding	24,570,033	30,000,000
Basic and diluted net (loss) income per ordinary share	$(0.04)	$0.03

Class B ordinary shares
Numerator: (Loss) Income allocable to Class B ordinary shares	$(313,173)	$257,045
Denominator:
Basic and diluted weighted average shares outstanding	7,500,000	7,500,000
Basic and diluted net (loss) income per share, Class B ordinary share	$(0.04)	$0.03

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Founder Shares

On May 6, 2021, the Sponsor received 7,187,500 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for cash of $25,000. On November 4, 2021, the board of directors of the Company authorized a share dividend of 718,750 Founder Shares, resulting in the shareholders of the Founder Shares holding an aggregate of 7,906,250 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the share dividend. The Founder Shares included an aggregate of up to 1,031,250 shares subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriter exercised a portion of the over-allotment option in connection with the initial closing of the Initial Public Offering on November 9, 2021; as a result of the expiration of the over-allotment option, the Sponsor forfeited 406,250 Founder Shares pursuant to the terms of the underwriting agreement. As of March 31, 2024 and December 31, 2023, there were 7,500,000 Founders shares outstanding.

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

Promissory Notes

Pursuant to the convertible promissory note dated as of May 8, 2023 (the “First Extension Loan”), the Sponsor advanced $3,000,000 in connection with the extension of the period of time the Company has to consummate its initial Business Combination from May 9, 2023 to August 9, 2023. Up to $3,000,000 of the loans under the First Extension Loan can be settled in whole warrants to purchase Class A ordinary shares at a conversion price equal to $1.00 per warrant upon maturity or prepayment of the First Extension Loan. The loans under the First Extension Loan will not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the First Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the First Extension Loan may be prepaid at any time by the Company, at its election and without penalty. As of March 31, 2024 and December 31, 2023, there was $3,000,000 outstanding under the First Extension Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

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

On December 28, 2023, the Company amended and restated: (i) the First Extension Loan and (ii) the Second Extension Loan (together with the First Extension Loan, the “Amended and Restated Extension Loans”) to add Orion Mine Finance GP III LP, a Cayman Islands limited partnership and an affiliate of the Sponsor, as a payee (together with the Sponsor, the “Payees”). The Amended and Restated Extension Loans will be repayable by the Company to the Payees on a pro rata basis based on the amount of the principal balance each Payee has advanced under the Amended and Restated Extension Loans. The Amended and Restated Extension Loans do not otherwise materially modify the terms of the First Extension Loan and the Second Extension Loan and are effective as of May 8, 2023 and August 9, 2023, respectively.

On August 9, 2023, August 31, 2023, September 29, 2023, October 31, 2023, November 30, 2023, December 29, 2023, January 31, 2024, February 29, 2024 and March 31, 2024 the Sponsor made contributions of approximately $248,387, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, and $350,000 respectively, to the Trust Account under the Second Extension Loan. As of March 31, 2024 and December 31, 2023, there was $3,048,387 and $1,998,387 outstanding under the Second Extension Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

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

Advances from Related Parties

The Sponsor paid certain formation and operating costs on behalf of the Company. These advances were due on demand and are non-interest bearing. During the year ended December 31, 2022, the Sponsor paid $99,722 of operating costs on behalf of the Company. As of March 31, 2024 and December 31, 2023, the amount due to the related parties was $0, respectively.

General and Administrative Services

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2024 and 2023, the Company recorded $30,000 of administrative fees, respectively. As of March 31, 2024 and December 31, 2023, $287,500 and $257,500, respectively, was outstanding and is included in accounts payable and accrued expenses on the accompanying balance sheets.

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

On May 18, 2022, the Company entered into a Working Capital Loan with the Sponsor in an aggregate principal amount of up to $1,500,000. On May 20, 2022, the Sponsor advanced $300,000 to the Company under the Working Capital Loans. On February 21, 2023, the Company drew down additional $250,000 on the Working Capital Loans. On September 29, 2023, the Company drew down additional $200,000 on the Working Capital Loan. On November 30, 2023, and December 28, 2023, the company drew down additional $200,000, and $550,000, respectively. As of March 31, 2024 and December 31, 2023, there was $1,500,000 outstanding under the Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On December 28, 2023, the Company entered into a Promissory Note (the “December 2023 Working Capital Loan”) with the Sponsor. Pursuant to the December 2023 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On December 28, 2023 and January 25, 2024, the Company borrowed $600,000 and $800,000 under the December 2023 Working Capital Loan, respectively. As of March 31, 2024 and December 31, 2023, there was $1,400,000 and 600,000 outstanding under the December 2023 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

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

The underwriter was entitled to a cash underwriting discount of $0.20 per Unit, or $6,000,000 which was paid upon the closing of the Initial Public Offering. In addition, the underwriter will be entitled to a deferred fee of $0.35 per Unit, or $10,500,000. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. During the three months ended March 31, 2024, the Company obtained a waiver of the deferred commission from the underwriter. As a result, the Company recorded a reduction of $10,500,000 of deferred underwriting fees payable and a gain on the waiver of deferred underwriting commission payable in the period ending March 31, 2024.

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

The Company classifies the Forward Purchase Agreement as a liability upon execution of the agreement, in accordance with the guidance contained in ASC 815-40, at its fair value and will allocate a portion of the proceeds from the issuance of the Units equal to its fair value determined by the modified Black Scholes model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. Upon issuance of the Forward Purchase Agreement, the Company recorded a derivative liability of $453,701. As of March 31, 2024 and December 31, 2023, the fair value of the Forward Purchase Agreement was $5,833,663 and $5,011,257, respectively, which is included in derivative liabilities on the balance sheets. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the Forward Purchase Agreement will be reclassified as of the date of the event that causes the reclassification. During the three months ended March 31, 2024 and 2023, the Company recorded loss of $4,302,136 and $1,660,512, respectively for the change in fair value which is included in change in fair value of derivative liabilities on the accompanying statements of operations.

Vendor Agreement

As of March 31, 2024 and December 31, 2023, the Company had accrued legal fees related to the Initial Public Offering and general corporate services of approximately $552,300 and $491,700, respectively. Approximately $378,300 of these fees will only become due and payable upon the consummation of a Business Combination. As of March 31, 2024, the outstanding balance of the legal fees is in accrued offering costs of approximately $378,300. As of March 31, 2024 and December 31, 2023, the Company had included the remaining unpaid legal fees accrued expenses of approximately $82,000 and $113,400, respectively, on the balance sheets.

NOTE 7.	SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 24,570,033 shares of Class A ordinary shares issued and outstanding and classified in temporary equity on the balance sheets.

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 7,500,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2024	December 31, 2023
Assets:
Cash held in the Trust Account	0	$274,689,822	$270,667,736

Liabilities:
Convertible promissory notes - related parties	3	$6,998,386	$5,556,896

Warrant liability - Private Placement Warrants	2	3,360,000	1,680,000
Warrant liability - Public Warrants	1	3,600,000	1,800,000
Forward Purchase Agreement	3	5,833,663	5,011,527
Total Derivative liabilities		$19,792,049	$14,048,423

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

Upon initial issuance of each convertible note, the Company used a modified Black Scholes model to value the Convertible Note. As of March 31, 2024 and December 31, 2023, the Convertible Notes were classified as Level 3 on the Fair Value Hierarchy.

Upon initial issuance, the Public Warrants and the Private Placement Warrants used the Monte Carlo simulation model and the modified Black-Scholes model, respectively The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B ordinary shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. As of March 31, 2024 and December 31, 2023, the Public and Private Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 and Level 2, respectively, on the Fair Value Hierarchy.

The Forward Purchase Agreement was valued using a valuation method which considers the reconstructed unit price (the total fair value of ordinary shares and half the Private Warrant value) and multiple assumptions such as risk-free rate and time to Initial Business Combination. As of March 31, 2024 and December 31, 2023, the Forward Purchase Agreement was classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2024 and 2023:

Fair Value Measurement Using Level 3 Inputs Total
Balance, December 31, 2022	$2,282,145
Issuance of convertible promissory note - related party	250,000
Proceeds in excess of fair value	(53,009)
Change in fair value of convertible promissory note - related party	1,168
Change in fair value of forward purchase agreement	732,512
Balance, March 31, 2023	$3,212,816

Fair Value Measurement Using Level 3 Inputs Total
Balance, December 31, 2023	$10,568,423
Issuance of convertible promissory note – related party	1,850,000
Proceeds in excess of fair value	(415,368)
Change in fair value of convertible promissory note – related party	6,858
Change in fair value of forward purchase agreement	822,136
Balance, March 31, 2024	$12,832,049

The key inputs into the discount model for the Convertible Promissory Notes were as follows:

	March 31, 2024	December 31, 2023
Volatility	72%	191.86 – 383.72%
Risk-free interest rate	5.362%	5.46%
Expected life of convertible promissory note	0.33 years	0.46 years
Dividend yield	0%	0%
Probability of business combination	80.0%	80.0%

The key inputs into the discount model for the Forward Purchase Agreement were as follows:

	March 31, 2024	December 31, 2023
Risk-free interest rate	5.30%	5.30%
Expected life of forward purchase agreement	0.33 years	0.46 years
Dividend yield	0%	0%
Probability of business combination	80.0%	80.0%

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Convertible Promissory Note	Private Placement Warrants	Public Warrants	Forward Purchase Agreement	Total
Fair value at December 31, 2023	$5,556,896	$1,680,000	$1,800,000	$5,011,527	$14,048,423
Proceeds received from issuance of convertible note	1,850,000	-	-	-	1,850,000
Proceeds in excess of fair value	(415,368)				(415,368)
Change in fair value	6,858	1,680,000	1,800,000	822,136	4,308,994
Fair value at March 31, 2024	$6,998,386	$3,360,000	$3,600,000	$5,833,663	$19,792,049

NOTE 10.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date financial statements were issued. Based upon this review, other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 30, 2024, the Sponsor made a contribution of $350,000 to the Trust Account under the Second Extension Loan.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements, including with respect to our previously disclosed proposed Business Combination with Blyvoor Gold Resources Proprietary Limited and Blyvoor Gold Operations Proprietary Limited, each, a South African private limited liability company (collectively, “Aurous”). In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company, incorporated on April 6, 2021, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to pursue an initial Business Combination with a target in the global mining industry, including operators of mines and providers of ancillary services, subject to certain limitations. This may include “green” and/or battery metals and industrial minerals mining operators, and ancillary service providers delivering innovative mineral processing technologies, or battery material technologies. As previously disclosed, on March 11, 2024, we entered into a Business Combination Agreement with Aurous, a South African gold mining company operating the Blyvoor Mine on Johannesburg’s West Rand. Our Sponsor is Rigel Resource Acquisition Holding LLC, a Cayman Islands limited liability company.

Results of Operations

As of March 31, 2024, we have neither engaged in any operations nor generated any revenues. Our only activities since April 6, 2021 (inception) through March 31, 2024 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for our Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We have generated non-operating income in the form of interest income on cash held in an interest bearing demand deposit account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence on prospective Business Combination candidates.

For the three months ended March 31, 2024, we had net loss of $1,339,130, which consists of a loss in fair value of the derivative liabilities of $4,302,136, a loss in fair value of the convertible notes of $6,858 and operating costs of $682,622, offset by interest income on funds held in the Trust Account of $2,972,086 and gain on waiver of deferred underwriting commission of $680,400.

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

As of March 31, 2024, the Company had funds held in the Trust Account of $274,689,822. On May 8, 2023, the Sponsor deposited an aggregate of $3,000,000 into the Trust Account in order to extend the period of time the Company has to consummate its initial Business Combination by three months, from May 9, 2023 to August 9, 2023. On August 8, 2023, the Charter Amendments became effective and the period of time the Company has to consummate its initial Business Combination was extended up to August 9, 2024. On August 9, 2023, August 31, 2023, September 29, 2023, October 31, 2023, November 30, 2023, December 29, 2023, January 31, 2024, February 29, 2024 and March 31, 2024 the Sponsor made contributions of approximately $248,387, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, and $350,000 respectively, to the Trust Account under the Second Extension Loan. In connection with the Charter Amendments, the holders of 5,429,967 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.73 per share, for an aggregate redemption amount of $58,279,780. On August 10, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of the Company’s initial Business Combination or the liquidation of the Company. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, if any and up to $100,000 of dissolution expenses.

For the three months ended March 31, 2024, cash used in operating activities was $824,425. Net loss was $1,339,130, primarily as a result of a loss in fair value of the convertible notes of $6,858, a loss in fair value of the derivative liabilities of $4,302,136, offset by interest income on funds held in the Trust Account of $2,972,086 and gain on waiver of deferred underwriting commission of $680,400. Changes in operating assets and liabilities used cash of $141,803 in operating activities.

For the three months ended March 31, 2024, cash used in investing activities was $1,050,000, primarily as a result of cash deposited into the Trust Account of $1,050,000.

For the three months ended March 31, 2024, cash provided by financing activities was $1,850,000, primarily as a result of $1,850,000 in proceeds from convertible promissory notes.

For the three months ended March 31, 2023, cash used in operating activities was $161,277. Net income was $1,285,224, primarily as a result of a loss in fair value of convertible note of $1,168, a loss in fair value of the derivative liabilities of $1,660,512 and interest income on marketable securities held in the Trust Account of $3,319,794. Changes in operating assets and liabilities provided cash of $211,613 in operating activities.

For the three months ended March 31, 2023, cash provided by financing activities was $150,277, primarily as a result of $250,000 in proceeds from convertible promissory notes and repayments of related party advances of $99,723.

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

As of March 31, 2024, we had cash of $46,323 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, our initial shareholders or their affiliates may, but are not obligated to, loan us funds, as may be required. If we complete an initial Business Combination, we will repay such loaned amounts. In the event that an initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants at a price of $1.00 per warrant at the option of the lender.

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

Pursuant to the convertible promissory note dated as of May 8, 2023 (the “First Extension Loan”), the Sponsor advanced $3,000,000 in connection with the extension of the period of time the Company has to consummate its initial Business Combination from May 9, 2023 to August 9, 2023. Up to $3,000,000 of the loans under the First Extension Loan can be settled in whole warrants to purchase Class A ordinary shares at a conversion price equal to $1.00 per warrant upon maturity or prepayment of the First Extension Loan. The loans under the First Extension Loan will not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the First Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the First Extension Loan may be prepaid at any time by the Company, at its election and without penalty. As of March 31, 2024 and December 31, 2023, there was $3,000,000 outstanding under the First Extension Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On December 28, 2023, the Company amended and restated: (i) the First Extension Loan and (ii) the Second Extension Loan (together with the First Extension Loan, the “Amended and Restated Extension Loans”) to add Orion Mine Finance GP III LP, a Cayman Islands limited partnership and an affiliate of the Sponsor, as a payee (together with the Sponsor, the “Payees”). The Amended and Restated Extension Loans will be repayable by the Company to the Payees on a pro rata basis based on the amount of the principal balance each Payee has advanced under the Amended and Restated Extension Loans. The Amended and Restated Extension Loans do not otherwise materially modify the terms of the First Extension Loan and the Second Extension Loan and are effective as of May 8, 2023 and August 9, 2023, respectively. On August 9, 2023, August 31, 2023, September 29, 2023, October 31, 2023, November 30, 2023, December 29, 2023, January 31, 2024, February 29, 2024 and March 31, 2024 the Sponsor made contributions of approximately $248,387, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, and $350,000 respectively, to the Trust Account under the Second Extension Loan. As of March 31, 2024 and December 31, 2023, there was $3,048,387 and $1,998,387 outstanding under the Second Extension Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On December 28, 2023, the Company entered into a Promissory Note (the “December 2023 Working Capital Loan”) with the Sponsor. Pursuant to the December 2023 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On December 28, 2023 and January 25, 2024, the Company borrowed $600,000 and $800,000 under the December 2023 Working Capital Loan, respectively. As of March 31, 2024 and December 31, 2023, there was $1,400,000 and 600,000 outstanding under the December 2023 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company had incurred legal fees related to the Initial Public Offering and general corporate services of approximately $552,300. Approximately $378,300 of these fees will only become due and payable upon the consummation of a Business Combination.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2024, the Class A ordinary shares subject to possible redemption in the amount of approximately $274,700,000 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) Private Placement and (iii) embedded conversion feature of the related parties convertible promissory notes, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings (losses) per ordinary share is the same as basic earnings (losses) per ordinary share for the periods presented. The warrants are exercisable to purchase 15,000,000 Class A ordinary shares in the aggregate.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, and noted the following deficiency that we believe to be a material weakness in internal controls over financial reporting as (i) the Company’s processes to ensure its financial statements were properly presented in accordance with GAAP did not operate effectively. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

During the three months ended March 31, 2024, we have instituted plans to remediate the material weakness and will continue to take remediation steps, including devoting additional resources to the improvement of our internal control over financial reporting as it relates to the accounting treatment for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we are enhancing these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our securities and financial statements. We have also added additional layers of management oversight on the accrual of operating expenses and valuation of complex financial instruments. As we continue to evaluate and improve our internal control over financial reporting, management will review and make necessary changes to the overall design of our internal controls. While we believe these efforts will remediate the material weakness, the material weakness cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 covered by this Quarterly Report on Form 10-Q, other than the circumstances described above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 22, 2024. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 22, 2024. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended March 31, 2024. For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 5 of our Annual Report on Form 10-K filed with the SEC on March 22, 2024. There has been no material change in the planned use of the proceeds from our Initial Public Offering and Private Placement as is described in our final prospectus filed with the SEC on November 8, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1+	Business Combination Agreement, dated March 11, 2024, by and among Blyvoor Gold Resources Proprietary Limited, Blyvoor Gold Operations Proprietary Limited, Rigel Resource Acquisition Corp, RRAC NewCo, and RRAC Merger Sub, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 11, 2024.

2.2	Exchange Agreement, dated March 11, 2024, by and among RRAC NewCo, Blyvoor Gold Proprietary Limited, Orion Mine Finance Fund II L.P., Blyvoor Gold Operations Proprietary Limited and Blyvoor Gold Resources Proprietary Limited, incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on March 11, 2024.

3.1	Amended and Restated Memorandum and Articles of Association of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2021.

3.2	Amendment to Amended and Restated Memorandum and Articles of Association of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 10, 2023.

10.1+	Sponsor Support Agreement, dated March 11, 2024, by and among Rigel Resource Acquisition Holding LLC, Rigel Resource Acquisition Corp, Blyvoor Gold Resources Proprietary Limited, Blyvoor Gold Operations Proprietary Limited and the persons set forth on Schedule I thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2024.

10.2	Form of Subscription Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 11, 2024.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

+	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 10, 2024	RIGEL RESOURCE ACQUISITION CORP

	By:	/s/ Jonathan Lamb
	Name:	Jonathan Lamb
	Title:	Chief Executive Officer

Dated: May 10, 2024	By:	/s/ Jeff Feeley
	Name:	Jeff Feeley
	Title:	Chief Financial Officer