Form 10-Q/A
period 2024-03-31
Rigel Resource Acquisition Corp.
filed 2024-07-03
CIK 1860879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

RIGEL RESOURCE ACQUISITION CORP

Form 10-Q

For the Quarter Ended March 31, 2024

i

EXPLANATORY NOTE

This Amendment (this “Report”) on Form 10-Q/A amends the Form 10-Q of Rigel Resource Acquisition Corp. for the Quarter ended March 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on May 10, 2024 (the “Original Filing”).

In connection with the preparation of the Company’s June 30, 2024 financial statements, management identified errors made in its historical financial statements where, the Company failed to accrue certain legal expenses for work around the proposed business combination as of March 31, 2024. This resulted in a restatement to the Accounts payable and accrued expenses represented on the Condensed Balance Sheet as well as General and administrative expenses on the Condensed Statement of Operations.

On June 28, 2024, the Company’s management and the Audit Committee of the Company’s board of directors (the “Audit Committee”), after consultation with management and a discussion with Marcum LLP, the Company’s independent registered public accounting firm (the “Independent Accounting Firm”), concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the error.

We are filing this Report to amend the Financials Statements throughout Item 1, as well as certain financial data within the Management Discussion and Analysis of Financial Condition and Results of Operations in Item 2.

Internal Control and Disclosure Controls Consideration

The Company’s management determined that its disclosure controls and procedures for such periods were not effective due to a material weakness in internal controls over financial reporting. For more information, see Item 4 included in this Form 10-Q/A.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 1, Financial Statements (Unaudited), are hereby amended and restated in their entirety. This Report should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

Except as described above, this Report does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Report does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Report should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

ii

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Rigel Resource Acquisition Corp

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited, As Restated)
ASSETS
Current Assets:
Cash	$46,323	$70,748
Prepaid expenses	120,744	55,414
Total Current Assets	167,067	126,162

Cash and Investments held in the Trust Account	274,689,822	270,667,736
Total Assets	$274,856,889	$270,793,898

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$2,197,238	$706,279
Accrued offering costs	378,324	378,324
Convertible promissory notes – related parties	6,998,386	5,556,896
Total Current Liabilities	9,573,948	6,641,499

Derivative liabilities	12,793,663	8,491,527
Deferred underwriting commission	-	10,500,000
Total Liabilities	22,367,611	25,633,026

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption; 24,570,033 shares (at redemption value of $11.18 and $11.02 per share as of March 31, 2024 and December 31, 2023, respectively)	274,689,822	270,667,736

Shareholders’ deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, no shares issued and outstanding at March 31, 2024 and December 31, 2023 (excluding 24,570,033 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 7,500,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	750	750
Additional paid-in capital	5,797,514	-
Accumulated deficit	(27,998,808)	(25,507,614)
Total Shareholders’ Deficit	(22,200,544)	(25,506,864)
Total Liabilities, Ordinary Shares subject to Possible Redemption and Shareholders’ Deficit	$274,856,889	$270,793,898

The accompanying notes are an integral part of these condensed unaudited financial statements.

Rigel Resource Acquisition Corp

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
	(As Restated)
EXPENSES
Administration fee – related party	$30,000	$30,000
General and administrative	2,220,054	342,890
TOTAL EXPENSES	2,250,054	372,890

OTHER INCOME (EXPENSE)
Income earned on Cash and Investments held in Trust Account	2,972,086	3,319,794
Gain on waiver of deferred underwriting commission	680,400	-
Change in fair value of convertible promissory notes – related parties	(6,858)	(1,168)
Change in fair value of derivative liabilities	(4,302,136)	(1,660,512)
TOTAL OTHER INCOME (EXPENSE), NET	(656,508)	1,658,114
Net (loss) income	$(2,906,562)	$1,285,224

Weighted average number of Class A ordinary shares outstanding, basic and diluted	24,570,033	30,000,000
Basic and diluted net (loss) income per Class A ordinary share	$(0.09)	$0.03

Weighted average number of Class B ordinary shares outstanding, basic and diluted	7,500,000	7,500,000
Basic and diluted net (loss) income per Class B ordinary share	$(0.09)	$0.03

The accompanying notes are an integral part of these condensed unaudited financial statements.

Rigel Resource Acquisition Corp

CONDENSED STATEMENTS OF CHANGES IN SHareHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2023

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	7,500,000	$750	$-	$(25,507,614)	$(25,506,864)

Related party Note Proceeds in excess of fair value	-	-	415,368	-	415,368

Remeasurement of Class A ordinary shares	-	-	(415,368)	415,368	-

Current period accretion of Class A ordinary shares to redemption value	-	-	(4,022,086)	-	(4,022,086)

Waiver of deferred underwriting commission	-	-	9,819,600	-	9,819,600

Net loss	-	-	-	(2,906,562)	(2,906,562)

Balance as of March 31, 2024 (As Restated)	7,500,000	$750	$5,797,514	$(27,998,808)	$(22,200,544)

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	7,500,000	$750	$-	$(15,990,598)	$(15,989,848)

Related party Note Proceeds in excess of fair value	-	-	53,009	-	53,009

Remeasurement of Class A ordinary shares	-	-	(53,009)	53,009	-

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(3,319,974)	(3,319,794)

Net income	-	-	-	1,285,224	1,285,224

Balance as of March 31, 2023	7,500,000	$750	$-	$(17,972,159)	$(17,971,409)

The accompanying notes are an integral part of these condensed unaudited financial statements.

Rigel Resource Acquisition Corp

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
	(As Restated)
Cash Flows From Operating Activities:
Net (loss) income	$(2,906,562)	$1,285,224
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on cash and investments held in the Trust Account	(2,972,086)	(3,319,794)
Change in fair value of derivative liabilities	4,302,136	1,660,512
Change in fair value of convertible promissory notes – related parties	6,858	1,168
Gain on waiver of deferred underwriting commission	(680,400)	-
Changes in operating assets and liabilities:
Prepaid expenses	(65,330)	143,190
Accounts payable and accrued expenses	1,490,959	68,423
Net Cash Used In Operating Activities	(824,425)	(161,277)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(1,050,000)	-
Net Cash Used in Investing Activities	(1,050,000)	-

Cash Flows From Financing Activities:
Repayment of advances from related parties	-	(99,723)
Proceeds from convertible promissory notes – related parties	1,850,000	250,000
Net Cash Provided By Financing Activities	1,850,000	150,277

Net change in cash	(24,425)	(11,000)
Cash at beginning of period	70,748	109,595
Cash at end of period	$46,323	$98,595

Supplemental disclosure of non-cash financing activities:
Current period accretion to redemption value	$4,022,086	$3,319,794
Underwriting Fee Waiver	$(9,819,600)	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

RIGEL RESOURCE ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 14,000,000 warrants (the “Private Placement Warrants”) – 11,300,000 to Rigel Resource Acquisition Holding LLC (the “Sponsor”), 100,000 to Nathanael Abebe, 35,000 to Christine Coignard, 25,000 to Kelvin Dushnisky, 200,000 to L. Peter O’Hagan and 2,340,000 to Orion Mine Finance GP III LP (“Orion GP”) – at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $14,000,000, which is described in Note 4.

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

NOTE 1A.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company failed to accrue certain legal fees related to the Proposed Business Combination. The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As previously reported	Adjustments	As adjusted Restatement
	(unaudited)
Condensed Balance sheet as of March 31, 2024 (unaudited)
Current Liabilities:
Accounts payable and accrued expenses	$629,806	1,567,432	$2,197,238
Total Current Liabilities	8,006,516	1,567,432	9,573,948
Total Liabilities	20,800,179	1,567,432	22,367,611
Shareholders’ deficit:
Accumulated deficit	(26,431,376)	(1,567,432)	(27,998,808)
Total Shareholders’ Deficit	(20,633,112)	(1,567,432)	(22,200,544)
Condensed Statement of Operations for the Period From January 01, 2024 to March 31, 2024
General and administrative	652,622	1,567,432	2,220,054
Total expenses	682,622	1,567,432	2,250,054
Net loss	$(1,339,130)	(1,567,432)	$(2,906,562)
Basic and diluted net (loss) income per Class A ordinary share	$(0.04)	(0.05)	$(0.09)
Basic and diluted net (loss) income per Class B ordinary share	$(0.04)	(0.05)	$(0.09)
Condensed Statement of Cash Flows for the Period from January 01, 2024, to March 31, 2024
Net (loss) income	$(1,339,130)	(1,567,432)	$(2,906,562)
Accounts payable and accrued expenses	(76,473)	1,567,432	1,490,959
Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period from January 01, 2024, to March 31, 2024
Accumulated deficit
Net loss	(1,339,130)	(1,567,432)	(2,906,562)
Balance as of March 31, 2024	$(26,431,376)	(1,567,432)	$(27,998,808)
Shareholder deficit
Net loss	(1,339,130)	(1,567,432)	(2,906,562)
Balance as of March 31, 2024	$(20,633,112)	(1,567,432)	$(22,200,544)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
	(As Restated)
Class A ordinary shares
Numerator: (Loss) Income allocable to Class A ordinary shares	$(2,226,824)	$1,028,179
Denominator:
Basic and diluted weighted average shares outstanding	24,570,033	30,000,000
Basic and diluted net (loss) income per ordinary share	$(0.09)	$0.03

Class B ordinary shares
Numerator: (Loss) Income allocable to Class B ordinary shares	$(679,738)	$257,045
Denominator:
Basic and diluted weighted average shares outstanding	7,500,000	7,500,000
Basic and diluted net (loss) income per share, Class B ordinary share	$(0.09)	$0.03

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

Promissory Notes

Pursuant to the convertible promissory note dated as of May 8, 2023 (the “First Extension Loan”), the Sponsor advanced $3,000,000 in connection with the extension of the period of time the Company has to consummate its initial Business Combination from May 9, 2023 to August 9, 2023. Up to $3,000,000 of the loans under the First Extension Loan can be settled in whole warrants to purchase Class A ordinary shares at a conversion price equal to $1.00 per warrant upon maturity or prepayment of the First Extension Loan. The loans under the First Extension Loan will not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the First Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the First Extension Loan may be prepaid at any time by the Company, at its election and without penalty. As of March 31, 2024 and December 31, 2023, there was $3,000,000 outstanding under the First Extension Loan, respectively, and is included in convertible promissory notes – related parties on the accompanying balance sheets.

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

On August 9, 2023, August 31, 2023, September 29, 2023, October 31, 2023, November 30, 2023, December 29, 2023, January 31, 2024, February 29, 2024 and March 31, 2024 the Sponsor made contributions of approximately $248,387, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, and $350,000 respectively, to the Trust Account under the Second Extension Loan. As of March 31, 2024 and December 31, 2023, there was $3,048,387 and $1,998,387 outstanding under the Second Extension Loan, respectively, and is included in convertible promissory notes – related parties on the accompanying balance sheets.

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

On May 18, 2022, the Company entered into a Working Capital Loan with the Sponsor in an aggregate principal amount of up to $1,500,000. On May 20, 2022, the Sponsor advanced $300,000 to the Company under the Working Capital Loans. On February 21, 2023, the Company drew down additional $250,000 on the Working Capital Loans. On September 29, 2023, the Company drew down additional $200,000 on the Working Capital Loan. On November 30, 2023, and December 28, 2023, the company drew down additional $200,000, and $550,000, respectively. As of March 31, 2024 and December 31, 2023, there was $1,500,000 outstanding under the Working Capital Loan, respectively, and is included in convertible promissory notes – related parties on the accompanying balance sheets.

On December 28, 2023, the Company entered into a Promissory Note (the “December 2023 Working Capital Loan”) with the Sponsor. Pursuant to the December 2023 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On December 28, 2023 and January 25, 2024, the Company borrowed $600,000 and $800,000 under the December 2023 Working Capital Loan, respectively. As of March 31, 2024 and December 31, 2023, there was $1,400,000 and 600,000 outstanding under the December 2023 Working Capital Loan, respectively, and is included in convertible promissory notes – related parties on the accompanying balance sheets.

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

As of March 31, 2024 and December 31, 2023, the Company also had accrued legal fees related to the Proposed Business Combination from special counsel of approximately $1,598,600 and $0, respectively. The payment of such fees is contingent on the successful closing of the Proposed Business Combination.

NOTE 7.	SHAREHOLDERS’ DEFICIT

Preference Shares – The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares – The Company is authorized to issue 500,000,000 of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 24,570,033 shares of Class A ordinary shares issued and outstanding and classified in temporary equity on the balance sheets.

Class B Ordinary Shares – The Company is authorized to issue 50,000,000 of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 7,500,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2024	December 31, 2023
Assets:
Cash held in the Trust Account	0	$274,689,822	$270,667,736

Liabilities:
Convertible promissory notes – related parties	3	$6,998,386	$5,556,896

Warrant liability – Private Placement Warrants	2	3,360,000	1,680,000
Warrant liability – Public Warrants	1	3,600,000	1,800,000
Forward Purchase Agreement	3	5,833,663	5,011,527
Total Derivative liabilities		$19,792,049	$14,048,423

The Convertible promissory notes – related parties, the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement were accounted for as liabilities in accordance with ASC 815-40 and are presented within convertible notes and derivative liabilities on the balance sheets. The convertible notes are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of convertible notes – related parties in the statements of operations. The warrant liabilities and Forward Purchase Agreement are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liabilities in the statements of operations.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Critical Accounting Policies below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 2 has been amended and this Item 2 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 1A to our accompanying financial statements.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements, including with respect to our previously disclosed proposed Business Combination with Blyvoor Gold Resources Proprietary Limited and Blyvoor Gold Operations Proprietary Limited, each, a South African private limited liability company (collectively, “Aurous”). In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Results of Operations (as restated)

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

For the three months ended March 31, 2024, we had net loss of $2,906,562, which consists of a loss in fair value of the derivative liabilities of $4,302,136, a loss in fair value of the convertible notes of $6,858 and operating costs of $2,250,054, offset by interest income on funds held in the Trust Account of $2,972,086 and gain on waiver of deferred underwriting commission of $680,400.

For the three months ended March 31, 2023, we had net income of $1,285,224, which consists of a loss in fair value of the derivative liabilities of $1,660,512, a loss in fair value of the convertible note of $1,168 and operating costs of $372,890, offset by interest income on marketable securities held in the Trust Account of $3,319,794.

Liquidity and Capital Resources (as restated)

On November 9, 2021, the Company consummated the Initial Public Offering of 27,500,000 Units, generating gross proceeds of $275,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 14,000,000 warrants (the “Private Placement Warrants”) – 11,300,000 to Rigel Resource Acquisition Holding LLC (the “Sponsor”), 100,000 to Nathanael Abebe, 35,000 to Christine Coignard, 25,000 to Kelvin Dushnisky, 200,000 to L. Peter O’Hagan and 2,340,000 to Orion Mine Finance GP III LP – at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $14,000,000.

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

For the three months ended March 31, 2024, cash used in operating activities was $824,425. Net loss was $2,906,562, primarily as a result of a loss in fair value of the convertible notes of $6,858, a loss in fair value of the derivative liabilities of $4,302,136, offset by interest income on funds held in the Trust Account of $2,972,086 and gain on waiver of deferred underwriting commission of $680,400. Changes in operating assets and liabilities provided cash of $1,425,629 mainly as a result of the Company's accrual for contingent legal fees to be paid if the Proposed Business Combination is consummated.

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

Pursuant to the convertible promissory note dated as of May 8, 2023 (the “First Extension Loan”), the Sponsor advanced $3,000,000 in connection with the extension of the period of time the Company has to consummate its initial Business Combination from May 9, 2023 to August 9, 2023. Up to $3,000,000 of the loans under the First Extension Loan can be settled in whole warrants to purchase Class A ordinary shares at a conversion price equal to $1.00 per warrant upon maturity or prepayment of the First Extension Loan. The loans under the First Extension Loan will not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the First Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the First Extension Loan may be prepaid at any time by the Company, at its election and without penalty. As of March 31, 2024 and December 31, 2023, there was $3,000,000 outstanding under the First Extension Loan, respectively, and is included in convertible promissory notes – related parties on the accompanying balance sheets.

On December 28, 2023, the Company amended and restated: (i) the First Extension Loan and (ii) the Second Extension Loan (together with the First Extension Loan, the “Amended and Restated Extension Loans”) to add Orion Mine Finance GP III LP, a Cayman Islands limited partnership and an affiliate of the Sponsor, as a payee (together with the Sponsor, the “Payees”). The Amended and Restated Extension Loans will be repayable by the Company to the Payees on a pro rata basis based on the amount of the principal balance each Payee has advanced under the Amended and Restated Extension Loans. The Amended and Restated Extension Loans do not otherwise materially modify the terms of the First Extension Loan and the Second Extension Loan and are effective as of May 8, 2023 and August 9, 2023, respectively. On August 9, 2023, August 31, 2023, September 29, 2023, October 31, 2023, November 30, 2023, December 29, 2023, January 31, 2024, February 29, 2024 and March 31, 2024 the Sponsor made contributions of approximately $248,387, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, and $350,000 respectively, to the Trust Account under the Second Extension Loan. As of March 31, 2024 and December 31, 2023, there was $3,048,387 and $1,998,387 outstanding under the Second Extension Loan, respectively, and is included in convertible promissory notes – related parties on the accompanying balance sheets.

On December 28, 2023, the Company entered into a Promissory Note (the “December 2023 Working Capital Loan”) with the Sponsor. Pursuant to the December 2023 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On December 28, 2023 and January 25, 2024, the Company borrowed $600,000 and $800,000 under the December 2023 Working Capital Loan, respectively. As of March 31, 2024 and December 31, 2023, there was $1,400,000 and 600,000 outstanding under the December 2023 Working Capital Loan, respectively, and is included in convertible promissory notes – related parties on the accompanying balance sheets.

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

As of March 31, 2024 and December 31, 2023, the Company also had accrued legal fees related to the Proposed Business Combination from special counsel of approximately $1,598,600 and $0, respectively. The payment of such fees is contingent on the successful closing of the Proposed Business Combination.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 covered by this Quarterly Report on Form 10-Q/A, other than the circumstances described above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

Dated: July 2, 2024	RIGEL RESOURCE ACQUISITION CORP

	By:	/s/ Jonathan Lamb
	Name:	Jonathan Lamb
	Title:	Chief Executive Officer

Dated: July 2, 2024	By:	/s/ Jeff Feeley
	Name:	Jeff Feeley
	Title:	Chief Financial Officer