Form 10-K/A
period 2023-12-31
Rigel Resource Acquisition Corp.
filed 2024-09-27
CIK 1860879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the annual report of Rigel Resource Acquisition Corp (the “Company”) on Form 10-K/A amends the Company’s annual report on Form 10-K for the year ended December 31, 2023, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 22, 2024 (the “Original Form 10-K”). The Company is filing this Amendment solely to amend and restate Part II, Item 9A in its entirety of the Original Form 10-K to disclose in its management report on internal controls over financial reporting, management’s conclusion that the Company’s internal controls over financial reporting was not effective as of December 31, 2023.

In accordance with interpretation 246.13 in the Regulation S-K section of the SEC’s “Compliance & Disclosure Interpretations,” paragraph 3 of each of the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer, as Exhibits 31.1 and 31.2, has been omitted. Because no financial statements have been included in this Amendment, the Company is not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Form 10-K. This Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update any related or other disclosures, other than those discussed herein. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Original Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 (the “Evaluation Date”). In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of the Evaluation Date, our Company’s internal control over financial reporting was deemed not effective.

Changes in Internal Control over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2023, covered by this Annual Report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 15. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits: The exhibits listed in the accompanying index to exhibits are filed, furnished or incorporated by reference as part of this Annual Report.

No.	Description of Exhibits
2.1+(1)	Business Combination Agreement, dated March 11, 2024, by and among Blyvoor Gold Resources Proprietary Limited, Blyvoor Gold Operations Proprietary Limited, Rigel Resource Acquisition Corp, RRAC NewCo, and RRAC Merger Sub.
2.2(1)	Exchange Agreement, dated March 11, 2024, by and among RRAC NewCo, Blyvoor Gold Proprietary Limited, Orion Mine Finance Fund II L.P., Blyvoor Gold Operations Proprietary Limited and Blyvoor Gold Resources Proprietary Limited.
3.1(2)	Amended and Restated Memorandum and Articles of Association of the Company.
3.2(3)	Amendment to Amended and Restated Memorandum and Articles of Association of the Company.
4.2(4)	Description of the Company’s Securities.
14.1(4)	Code of Ethics and Business Conduct of the Company.
10.1(3)	Convertible Promissory Note, dated as of May 8, 2023, by and between the Company and Rigel Resource Acquisition Holding LLC.
10.2(3)	Convertible Promissory Note, dated as of August 9, 2023, by and between the Company and Rigel Resource Acquisition Holding LLC.
10.3(5)	Amendment No. 1 to the Investment Management Trust Agreement, dated as of October 5, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.4(6)	Promissory Note, dated as of December 28, 2023, by and between Rigel Resource Acquisition Corp and Rigel Resource Acquisition Holding LLC.
10.5(6)	Amended and Restated Convertible Promissory Note, dated as of December 28, 2023, by and between Rigel Resource Acquisition Corp, Rigel Resource Acquisition Holding LLC and Orion Mine Finance GP III LP.
10.6(6)	Amended and Restated Convertible Promissory Note, dated as of December 28, 2023, by and between Rigel Resource Acquisition Corp, Rigel Resource Acquisition Holding LLC and Orion Mine Finance GP III LP.
10.7+(1)	Sponsor Support Agreement, dated March 11, 2024, by and among Rigel Resource Acquisition Holding LLC, Rigel Resource Acquisition Corp, Blyvoor Gold Resources Proprietary Limited, Blyvoor Gold Operations Proprietary Limited and the persons set forth on Schedule I thereto.
10.8(1)	Form of Subscription Agreement.
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(7)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(7)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1(7)	Clawback Policy of the Company.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) and Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 11, 2024.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 9, 2021.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 10, 2023.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2022.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 11, 2023.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 29, 2023.
(7)	Incorporated by reference to the Company’s Annual Report on From 10-K filed on March 22, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rigel Resource Acquisition Corp

Date: September 27, 2024	By:	/s/ Jonathan Lamb
Jonathan Lamb
Chief Executive Officer (Principal Executive Officer)