Form 10-Q
period 2024-09-30
Rigel Resource Acquisition Corp.
filed 2024-11-14
CIK 1860879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Not Applicable

(Former name, or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	RRAC.U	*
Class A ordinary shares, par value $0.0001 per share	RRAC	*
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	RRAC.WS	*

*	On November 4, 2024, the registrant received a final delisting notice from the New York Stock Exchange. The New York Stock Exchange has commenced proceedings to delist the registrant’s securities, and trading of the registrant’s securities has been suspended.

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

As of November 14, 2024, 7,129,558 Class A ordinary shares, par value $0.0001 per share, and 7,500,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

RIGEL RESOURCE ACQUISITION CORP

Form 10-Q

For the Quarter Ended September 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Rigel Resource Acquisition Corp

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets:
Cash	$211,463	$70,748
Prepaid expenses	70,680	55,414
Total Current Assets	282,143	126,162

Cash and Investments held in the Trust Account	82,128,874	270,667,736
Total Assets	$82,411,017	$270,793,898

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$4,341,520	$706,279
Accrued offering costs	378,324	378,324
Convertible promissory notes – related parties	9,635,959	5,556,896
Total Current Liabilities	14,355,803	6,641,499

Derivative liabilities	17,222,405	8,491,527
Deferred underwriting commission	-	10,500,000
Total Liabilities	31,578,208	25,633,026

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption; 7,129,288 and 24,570,033 shares, respectively (at redemption value of $11.52 and $11.02 per share as of September 30, 2024 and December 31, 2023, respectively)	82,128,875	270,667,736

Shareholders’ deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, no shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively (excluding 7,129,288 and 24,570,033 shares subject to possible redemption as of September 30, 2024 and December 31, 2023, respectively)	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 7,500,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	750	750
Additional paid-in capital	185,931	-
Accumulated deficit	(31,482,747)	(25,507,614)
Total Shareholders’ Deficit	(31,296,066)	(25,506,864)
Total Liabilities, Ordinary Shares subject to Possible Redemption and Shareholders’ Deficit	82,411,017	270,793,898

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Rigel Resource Acquisition Corp

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
EXPENSES
Administrative fee – related party	$30,000	$30,000	$90,000	$90,000
General and administrative	1,375,798	328,944	6,039,261	926,980
TOTAL EXPENSES	1,405,798	358,944	6,129,261	1,016,980

OTHER INCOME (LOSS)
Income earned on Investments held in Trust Account	1,922,882	3,443,700	7,855,408	10,481,777
Gain on waiver of deferred underwriting commission	-	-	680,400	-
Change in fair value of convertible note payable – related party	(26,652)	98,889	(66,170)	72,097
Change in fair value of derivative liabilities	(2,727,131)	(3,390,376)	(8,730,878)	(5,177,713)
TOTAL OTHER INCOME (LOSS)	(830,901)	152,213	(261,240)	5,376,161

Net income (loss)	$(2,236,699)	$(206,731)	$(6,390,501)	$4,359,181

Weighted average number of shares of Class A ordinary shares outstanding, basic and diluted	14,712,221	27,016,502	21,260,111	29,005,501
Basic and diluted net income (loss) per share of Class A ordinary shares	$(0.10)	$(0.01)	$(0.22)	$0.12

Weighted average number of shares of Class B ordinary shares outstanding, basic and diluted	7,500,000	7,500,000	7,500,000	7,500,000
Basic and diluted net income (loss) per share of Class B ordinary shares	$(0.10)	$(0.01)	$(0.22)	$0.12

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Rigel Resource Acquisition Corp

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	7,500,000	$750	$-	$(25,507,614)	$(25,506,864)

Fair value in excess of notes payable issued	-	-	-	415,368	415,368

Current period accretion of Class A ordinary shares to redemption value	-	-	(4,022,086)	-	(4,022,086)

Waiver of deferred underwriting commission	-	-	9,819,600	-	9,819,600

Net loss	-	-	-	(2,906,562)	(2,906,562)

Balance as of March 31, 2024 (As Restated)	7,500,000	$750	$5,797,514	$(27,998,808)	$(22,200,544)

Fair value in excess of notes payable issued	-	-	415,238	-	415,238

Current period accretion of Class A ordinary shares to redemption value	-	-	(4,010,440)	-	(4,010,440)

Net loss	-	-	-	(1,247,240)	(1,247,240)

Balance as of June 30, 2024	7,500,000	$750	$2,202,312	$(29,246,048)	$(27,042,986)

Fair value in excess of notes payable issued	-	-	293,296	-	293,296

Current period accretion of Class A ordinary shares to redemption value	-	-	(2,309,677)	-	(2,309,677)

Net loss	-	-	-	(2,236,699)	(2,236,699)

Balance as of September 30, 2024	7,500,000	$750	$185,931	$(31,482,747)	$(31,296,066)

FOR THE NINE months ended SEPTEMBER 30, 2023

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	7,500,000	$750	$-	$(15,990,598)	$(15,989,848)

Related party Note Proceeds in excess of fair value	-	-	53,009	-	53,009

Remeasurement of Class A ordinary shares	-	-	(53,009)	53,009	-

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(3,319,794)	(3,319,794)

Net income	-	-	-	1,285,224	1,285,224

Balance as of March 31, 2023	7,500,000	$750	$-	$(17,972,159)	$(17,971,409)

Related party Note Proceeds in excess of fair value	-	-	639,640	-	639,640

Remeasurement of Class A ordinary shares	-	-	(639,640)	639,640	-

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(6,718,283)	(6,718,283))

Net income	-	-	-	3,280,688	3,280,688

Balance as of June 30, 2023	7,500,000	$750	$-	$(20,770,114)	$(20,769,364)

Related party Note Proceeds in excess of fair value	-	-	242,125	-	242,125

Remeasurement of Class A ordinary shares	-	-	(242,125)	242,125	-

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(4,392,087)	(4,392,087)

Net loss	-	-	-	(206,731)	(206,731)

Balance as of September 30, 2023	7,500,000	$750	$-	$(25,126,807)	$(25,126,057)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Rigel Resource Acquisition Corp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Cash Flows From Operating Activities:
Net (loss) income	$(6,390,501)	$4,359,181
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on cash and investments held in the Trust Account	(7,855,408)	(10,481,777)
Change in fair value of derivative liabilities	8,730,878	5,177,713
Change in fair value of convertible promissory notes – related parties	66,170	(72,097)
Gain on waiver of deferred underwriting commission	(680,400)	-
Changes in operating assets and liabilities:
Prepaid expenses	(15,266)	412,006
Accounts payable and accrued expenses	3,635,242	285,463
Net Cash Used In Operating Activities	(2,509,285)	(319,511)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(2,486,795)	(3,948,367)
Cash withdrawn from Trust Account for redemptions	198,881,065	58,279,780
Net Cash Provided by Investing Activities	196,394,270	54,331,413

Cash Flows From Financing Activities:
Repayment of advances from related parties	-	(99,722)
Payments made in relation to redemptions of Class A ordinary shares	(198,881,065)	(58,279,780)
Proceeds from convertible promissory notes – related parties	5,136,795	4,398,367
Payment of offering costs	-	(15,000)
Net Cash Used In Financing Activities	(193,744,270)	(53,996,135)

Net change in cash	140,715	15,767
Cash at beginning of period	70,748	109,595
Cash at end of period	$211,463	$125,362

Supplemental disclosure of non-cash financing activities:
Current period accretion to redemption value	$10,342,203	$14,430,164
Proceeds received in excess of fair value of promissory note	$1,123,902	$-
Underwriting Fee Waiver	$9,819,600	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

RIGEL RESOURCE ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

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

The Company formed RRAC NewCo which was incorporated in the Cayman Islands with Limited Liability as an Exempted Company, with effect from February 8, 2024. RRAC NewCo changed its name to Aurous Resources on May 27, 2024 as certified by the Registrar of the Companies. The Company owns no material assets and does not operate any business. Aurous Resources is a wholly owned subsidiary of the Company and was formed for the purpose of becoming the ultimate parent company of Blyvoor Gold Resources Proprietary Limited, a South African private limited liability company (“Aurous Gold”) and Blyvoor Gold Operations Proprietary Limited, a South African private limited liability company (“Gauta Tailings”) following the transactions contemplated in the Business Combination Agreement dated March 11, 2024 entered into by and among Rigel, Aurous Gold, Gauta Tailings, Aurous Resources, and RRAC Merger Sub, a Cayman Islands exempted company and wholly owned subsidiary of Aurous Resources (“Merger Sub”). Merger Sub was incorporated on February 28, 2024 to facilitate the consummation of the Business Combination Agreement. There are no other activities in the subsidiary of the Company.

In connection with the Business Combination Agreement, and as per the terms and subject to the conditions therein, among other things, (i) Rigel will merge with and into the Merger Sub (the ‘Merger’), with Merger Sub being the surviving company, and (ii) Aurous Resources will acquire all of the issued and outstanding equity interests of Aurous Gold and Gauta Tailings (the ‘Share Exchange’). Following the Merger and the Share Exchange, each of Aurous Gold, Gauta Tailings and Merger Sub will be a wholly owned subsidiary of Aurous Resources, and Aurous Resources will become a publicly traded company.

All activity for the period from April 6, 2021 (inception) through September 30, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and the search for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Pursuant to the Convertible Promissory Note dated as of August 9, 2023 (the “Second Extension Loan”), the Sponsor has agreed that it will contribute to the Company as a loan (each loan being referred to herein as a “Second Extension Loan Contribution”) the lesser of (A) $0.03 for each Public Share that was not redeemed in connection with the 2023 Special Meeting and (B) $350,000, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve an initial Business Combination and (ii) August 9, 2024. The maximum aggregate amount of all Second Extension Loan Contributions will not exceed $4,200,000, and the Second Extension Loan Contributions will be deposited into the Company’s trust account. Up to $1,500,000 of the Second Extension Loan Contributions can be settled in whole warrants to purchase Class A Ordinary Shares of the Company at a conversion price equal to $1.00 per warrant. The Second Extension Loan Contributions will not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the Second Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Second Extension Loan may be prepaid at any time by the Company, at its election and without penalty. On August 9, 2023, August 31, 2023, September 29, 2023, October 31, 2023, November 30, 2023, December 29, 2023, January 31, 2024, February 29, 2024, March 29, 2024, April 30, 2024, May 30, 2024, June 26, 2024 and July 31, 2024 the Sponsor made contributions of approximately $248,387, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000 and $101,613 respectively, to the Trust Account under the Second Extension Loan. See Note 5 for more information.

Pursuant to the Convertible Promissory Note dated as of August 12, 2024 (the “Third Extension Loan”), the Sponsor and Orion GP have agreed that they will contribute to the Company as a loan (each loan being referred to herein as a “Third Extension Loan Contribution”) of $0.02 for each Public Share that was not redeemed in connection with the 2024 Special Meeting for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve an initial Business Combination and (ii) May 9, 2025. The Third Extension Loan Contributions will be deposited into the Company’s trust account. Loans under the Third Extension Loan can be settled in whole warrants to purchase Class A Ordinary Shares of the Company at a conversion price equal to $1.00 per warrant. The Third Extension Loan will not bear any interest and will be repayable by the Company upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the Third Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Third Extension Loan may be prepaid at any time by the Company, at its election and without penalty. On August 13, 2024, September 9, 2024, October 8, 2024 and November 8, 2024 the Sponsor and Orion GP made aggregate contributions of approximately $142,591, $142,591, $142,591 and $142,591, respectively, to the Trust Account under the Third Extension Loan.

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

Going Concern Considerations

As of September 30, 2024, the Company had cash of $211,463 and working capital deficit of $14,073,660.

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

Basis of presentation and consolidation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

These condensed consolidated financial statements include the accounts of Rigel Resource Acquisition Corp and its wholly owned subsidiaries, Aurous Resources and RRAC Merger Sub. All intercompany and transactions have been eliminated in consolidation.

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

Cash and Investments held in Trust Account

At September 30, 2024, the Company had approximately $82.1 million in cash held in the Trust Account. At December 31, 2023, the Company had approximately $270.7 million in treasury securities held in the Trust Account. On August 10, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of the Company’s initial Business Combination or the liquidation of the Company. On October 5, 2023, the Company and Continental Stock Transfer & Trust Company (“CST”) entered into an amendment to the Investment Management Trust Agreement, dated as of November 4, 2021, between the Company and CST, in connection with CST holding the funds in the Trust Account in an interest-bearing demand deposit bank account.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2024 and December 31, 2023, the Class A ordinary shares subject to possible redemption in the amount of approximately $82.1 million and $270.7 million are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023
Class A ordinary shares
Numerator: Loss allocable to Class A ordinary shares	$(1,481,473)	$(161,811)
Denominator:
Basic and diluted weighted average shares outstanding	14,712,221	27,016,502
Basic and diluted net loss per ordinary share	$(0.10)	$(0.01)

Class B ordinary shares
Numerator: Loss allocable to Class B ordinary shares	$(755,226)	$(44,920)
Denominator:
Basic and diluted weighted average shares outstanding	7,500,000	7,500,000
Basic and diluted net loss per share, Class B ordinary share	$(0.10)	$(0.01)

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Class A ordinary shares
Numerator: (Loss) Income allocable to Class A ordinary shares	$(4,724,000)	$3,463,594
Denominator:
Basic and diluted weighted average shares outstanding	21,260,111	29,005,501
Basic and diluted net (loss) income per ordinary share	$(0.22)	$0.12

Class B ordinary shares
Numerator: (Loss) Income allocable to Class B ordinary shares	$(1,666,501)	$895,587
Denominator:
Basic and diluted weighted average shares outstanding	7,500,000	7,500,000
Basic and diluted net (loss) income per share, Class B ordinary share	$(0.22)	$0.12

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Founder Shares

On May 6, 2021, the Sponsor received 7,187,500 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for cash of $25,000. On November 4, 2021, the board of directors of the Company authorized a share dividend of 718,750 Founder Shares, resulting in the shareholders of the Founder Shares holding an aggregate of 7,906,250 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the share dividend. The Founder Shares included an aggregate of up to 1,031,250 shares subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriter exercised a portion of the over-allotment option in connection with the initial closing of the Initial Public Offering on November 9, 2021; as a result of the expiration of the over-allotment option, the Sponsor forfeited 406,250 Founder Shares pursuant to the terms of the underwriting agreement. As of September, 2024 and December 31, 2023, there were 7,500,000 and 7,500,000 Founders shares outstanding, respectively.

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

Promissory Notes

Pursuant to the convertible promissory note dated as of May 8, 2023 (the “First Extension Loan”), the Sponsor advanced $3,000,000 in connection with the extension of the period of time the Company has to consummate its initial Business Combination from May 9, 2023 to August 9, 2023. Up to $3,000,000 of the loans under the First Extension Loan can be settled in whole warrants to purchase Class A ordinary shares at a conversion price equal to $1.00 per warrant upon maturity or prepayment of the First Extension Loan. The loans under the First Extension Loan will not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the First Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the First Extension Loan may be prepaid at any time by the Company, at its election and without penalty. As of September 30, 2024 and December 31, 2023, there was $3,000,000 outstanding under the First Extension Loan, respectively, and is included in convertible promissory notes – related parties on the accompanying balance sheets.

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

On August 9, 2023, August 31, 2023, September 29, 2023, October 31, 2023, November 30, 2023, December 29, 2023, January 31, 2024, February 29, 2024, March 29, 2024, April 30, 2024, May 30, 2024, June 26, 2024 and July 31, 2024, the Sponsor made contributions of approximately $248,387, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000 and $101,613 respectively, to the Trust Account under the Second Extension Loan.

Pursuant to the Convertible Promissory Note dated as of August 12, 2024 (the “Third Extension Loan”), the Sponsor and Orion GP have agreed that they will contribute to the Company as a loan (each loan being referred to herein as a “Third Extension Loan Contribution”) of $0.02 for each Public Share that was not redeemed in connection with the 2024 Special Meeting for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve an initial Business Combination and (ii) May 9, 2025. The Third Extension Loan Contributions will be deposited into the Company’s trust account. Loans under the Third Extension Loan can be settled in whole warrants to purchase Class A Ordinary Shares of the Company at a conversion price equal to $1.00 per warrant. The Third Extension Loan will not bear any interest and will be repayable by the Company upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the Third Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Third Extension Loan may be prepaid at any time by the Company, at its election and without penalty. On August 13, 2024, September 9, 2024, October 8, 2024 and November 8, 2024 the Sponsor and Orion GP made aggregate contributions of approximately $142,591, $142,591, $142,591 and $142,591, respectively, to the Trust Account under the Third Extension Loan.

General and Administrative Services Agreement

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2024 and 2023, the Company recorded $30,000 and $90,000 of administrative fees, respectively. As of September 30, 2024 and December 31, 2023, $347,500 and $257,500, respectively, was outstanding and is included in accounts payable and accrued expenses on the accompanying balance sheets.

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

On May 18, 2022, the Company entered into a Working Capital Loan with the Sponsor in an aggregate principal amount of up to $1,500,000. On May 20, 2022, the Sponsor advanced $300,000 to the Company under the Working Capital Loans. On February 21, 2023, the Company drew down additional $250,000 on the Working Capital Loans. On September 29, 2023, the Company drew down additional $200,000 on the Working Capital Loan. On November 30, 2023, and December 28, 2023, the company drew down additional $200,000, and $550,000, respectively. As of September 30, 2024 and December 31, 2023, there was $1,500,000 and $1,500,000 outstanding under the Working Capital Loan, respectively, and is included in convertible promissory notes – related parties on the accompanying balance sheets.

On December 28, 2023, the Company entered into a Promissory Note (the “December 2023 Working Capital Loan”) with the Sponsor. Pursuant to the December 2023 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On December 28, 2023, January 25, 2024 and May 9, 2024, the Company borrowed $600,000, $800,000 and $100,000 under the December 2023 Working Capital Loan, respectively. As of September 30, 2024 and December 31, 2023, there was $1,500,000 and $600,000 outstanding under the December 2023 Working Capital Loan, respectively, and is included in convertible promissory notes – related parties on the accompanying balance sheets.

On May 30, 2024, the Company entered into a Promissory Note (the “May 2024 Working Capital Loan”) with the Sponsor. Pursuant to the May 2024 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,000,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On May 30, 2024, June 25, 2024 and July 31, 2024, the Company borrowed $250,000, $500,000 and $250,000 under the May 2024 Working Capital Loan, respectively. As of September 30, 2024 and December 31, 2023, there was $1,000,000 and $0 outstanding under the May 2024 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On August 23, 2024, the Company entered into a Promissory Note (the “August 2024 Working Capital Loan”) with the Sponsor. Pursuant to the August 2024 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On September 27, 2024, the Company borrowed $750,000 under the August 2024 Working Capital Loan, respectively. As of September 30, 2024 and December 31, 2023, there was $750,000 and $0 outstanding under the August 2024 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

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

The Company classifies the Forward Purchase Agreement as a liability upon execution of the agreement, in accordance with the guidance contained in ASC 815-40, at its fair value and will allocate a portion of the proceeds from the issuance of the Units equal to its fair value determined by the modified Black Scholes model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. Upon issuance of the Forward Purchase Agreement, the Company recorded a derivative liability of $453,701. As of September 30, 2024 and December 31, 2023, the fair value of the Forward Purchase Agreement was $7,072,405 and $5,011,257, respectively, which is included in derivative liabilities on the balance sheets. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the Forward Purchase Agreement will be reclassified as of the date of the event that causes the reclassification. During the three and nine months ended September 30, 2024 and 2023, the Company recorded losses of $2,727,131 and $8,730,878 and $3,390,376 and $5,177,713, respectively, for the change in fair value which is included in change in fair value of derivative liabilities on the accompanying statements of operations.

Vendor Agreement

As of September 30, 2024 and December 31, 2023, the Company had accrued legal fees related to the Initial Public Offering and general corporate services of approximately $3,627,400 and $491,700, respectively. Approximately $378,300 of these fees will only become due and payable upon the consummation of a Business Combination. As of September 30, 2024, the outstanding balance of the legal fees is in accrued offering costs of approximately $378,300. As of September 30, 2024 and December 31, 2023, the Company had included the remaining unpaid legal fees accrued expenses of approximately $3,249,100 and $113,400, respectively, on the balance sheets.

As of September 30, 2024 and December 31, 2023, the Company also had accrued legal fees related to the Proposed Business Combination from special counsel of approximately $2,600,000 and $0, respectively. The payment of such fees is contingent on the successful closing of the Proposed Business Combination.

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

Preference Shares – The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares – The Company is authorized to issue 500,000,000 of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 7,129,288 and 24,570,033 shares of Class A ordinary shares issued and outstanding and classified in temporary equity on the balance sheets, respectively.

Class B Ordinary Shares – The Company is authorized to issue 50,000,000 of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 7,500,000 and 7,500,000 Class B ordinary shares issued and outstanding, respectively.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2024	December 31, 2023
Assets:
Cash held in the Trust Account	0	$82,128,874	$-
Marketable securities held in the Trust Account	1	-	270,667,736

Liabilities:
Convertible promissory notes – related parties	3	9,635,959	5,556,896

Warrant liability – Private Placement Warrants	2	4,900,000	1,680,000
Warrant liability – Public Warrants	1	5,250,000	1,800,000
Forward Purchase Agreement	3	7,072,405	5,011,527
Total Derivative liabilities		$26,858,364	$14,048,423

The Convertible promissory notes – related parties, the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement were accounted for as liabilities in accordance with ASC 815-40 and are presented within convertible notes and derivative liabilities on the balance sheets. The convertible notes are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of convertible notes - related parties in the statements of operations. The warrant liabilities and Forward Purchase Agreement are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liabilities in the statements of operations.

Upon initial issuance of each convertible note, the Company used a modified Black Scholes model to value the Convertible Note. As of September 30, 2024 and December 31, 2023, the Convertible Notes were classified as Level 3 on the Fair Value Hierarchy.

Upon initial issuance, the Public Warrants and the Private Placement Warrants used the Monte Carlo simulation model and the modified Black-Scholes model, respectively The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B ordinary shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. As of September 30, 2024 and December 31, 2023, the Public and Private Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 and Level 2, respectively, on the Fair Value Hierarchy.

The Forward Purchase Agreement was valued using a valuation method which considers the reconstructed unit price (the total fair value of ordinary shares and half the Private Warrant value) and multiple assumptions such as risk-free rate and time to Initial Business Combination. As of September 30, 2024 and December 31, 2023, the Forward Purchase Agreement was classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2024 and 2023:

Fair Value Measurement Using Level 3 Inputs Total
Balance, December 31, 2022	$2,282,145
Issuance of convertible promissory note – related party	250,000
Proceeds in excess of fair value	(53,009)
Change in fair value of convertible promissory note – related party	1,168
Change in fair value of forward purchase agreement	732,512
Balance, March 31, 2023	$3,212,816
Issuance of convertible promissory note – related party	3,000,000
Proceeds in excess of fair value	(639,640)
Change in fair value of convertible promissory note – related party	25,624
Change in fair value of forward purchase agreement	935,925
Balance, June 30, 2023	$6,534,725
Issuance of convertible promissory note – related party	1,148,387
Proceeds in excess of fair value	(242,125)
Change in fair value of convertible promissory note – related party	(98,889)
Change in fair value of forward purchase agreement	1,624,276
Balance, September 30, 2023	$8,966,374

Fair Value Measurement Using Level 3 Inputs Total
Balance, December 31, 2023	$10,568,423
Issuance of convertible promissory note – related party	1,850,000
Proceeds in excess of fair value	(415,368)
Change in fair value of convertible promissory note – related party	6,858
Change in fair value of forward purchase agreement	822,136
Balance, March 31, 2024	$12,832,049
Issuance of convertible promissory note – related party	1,900,000
Proceeds in excess of fair value	(415,238)
Change in fair value of convertible promissory note – related party	32,660
Change in fair value of forward purchase agreement	640,211
Balance, June 30, 2024	$14,989,682
Issuance of convertible promissory note – related party	1,386,795
Proceeds in excess of fair value	(293,296)
Change in fair value of convertible promissory note – related party	26,652
Change in fair value of forward purchase agreement	598,531
Balance, September 30, 2024	$16,708,364

The key inputs into the discount model for the Convertible Promissory Notes were as follows:

	September 30, 2024	December 31, 2023
Volatility	204.78%	191.86 – 383.72%
Risk-free interest rate	4.617%	5.46%
Expected life of convertible promissory note	0.21 years	0.46 years
Dividend yield	0%	0%
Probability of business combination	80.0%	80.0%

The key inputs into the discount model for the Forward Purchase Agreement were as follows:

	September 30, 2024	December 31, 2023
Risk-free interest rate	4.59%	5.30%
Expected life of forward purchase agreement	0.21 years	0.46 years
Dividend yield	0%	0%
Probability of business combination	80.0%	80.0%

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Convertible Promissory Note	Private Placement Warrants	Public Warrants	Forward Purchase Agreement	Total
Fair value at December 31, 2023	$5,556,896	$1,680,000	$1,800,000	$5,011,527	$14,048,423
Proceeds received from issuance of convertible note	1,850,000	-	-	-	1,850,000
Proceeds in excess of fair value	(415,368)	-	-	-	(415,368)
Change in fair value	6,858	1,680,000	1,800,000	822,136	4,308,994
Fair value at March 31, 2024	$6,998,386	$3,360,000	$3,600,000	$5,833,663	$19,792,049
Proceeds received from issuance of convertible note	1,900,000	-	-	-	1,900,000
Proceeds in excess of fair value	(415,238)	-	-	-	(415,238)
Change in fair value	32,660	512,400	549,000	640,211	1,734,271
Fair value at June 30, 2024	$8,515,808	$3,872,400	$4,149,000	$6,473,874	$23,011,082
Proceeds received from issuance of convertible note	1,386,795	-	-	-	1,386,795
Proceeds in excess of fair value	(293,296)	-	-	-	(293,296)
Change in fair value	26,652	1,027,600	1,101,000	598,531	2,753,783
Fair value at September 30, 2024	$9,635,959	$4,900,000	$5,250,000	$7,072,405	$26,858,364

NOTE 10.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date financial statements were issued. Based upon this review, other than those disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Business Combination Agreement

On October 17, 2024, Aurous Gold, Gauta Tailings, Rigel, Aurous Resources, and Merger Sub entered into an amendment to the Business Combination Agreement as dated October 17, 2024.

Promissory Notes

On October 8, 2024 and November 8, 2024, the Sponsor made a contribution of $142,591 and $142,591, respectively, to the Trust Account under the Third Extension Loan.

NYSE De-listing

As of November 5, 2024, our Units, Public Shares and Public Warrants have been suspended from the NYSE because we failed to consummate a business combination within 36 months of its initial public offering, which could have a material adverse effect on the market prices and liquidity of our securities.

Section 102.06(e) of the NYSE Listed Company Manual requires that any acquisition company, such as the Company, must within 36 months of the effectiveness of its initial public offering registration statement, or such shorter period that the company specifies in its constitutive documents, complete one or more business combinations. The date that is 36 months following the effectiveness of our registration statement was November 4, 2024.

On November 4, 2024, the Company received a notice from the NYSE stating that the staff of NYSE Regulation has determined to delist the listing of our securities pursuant to Sections 102.06e and 802.01B of the NYSE’s Listed Company Manual because we failed to consummate a business combination within 36 months of its initial public offering. As a result of the determination, trading of our Units, Public Shares and Public Warrants on the NYSE were suspended beginning on November 5, 2024 and the NYSE will apply to delist the securities upon completion of all applicable procedures. There is no guarantee that an active over-the-counter trading market for our securities will develop or that if such a market does develop, that it will continue to be active in the future, which could have a material adverse effect on the market prices and liquidity of our securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Rigel Resource Acquisition Corp,” “our,” “us” or “we” refer to Rigel Resource Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

Notice of Delisting from the New York Stock Exchange

On November 4, 2024, the Company received a final delisting notice from the New York Stock Exchange. The New York Stock Exchange has commenced proceedings to delist the Company’s securities, and trading of the Company’s securities has been suspended.

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

For further information, please see our Current Report on Form 8-K as filed with the SEC on August 13, 2024 and Note 5 of the notes to the condensed consolidated financial statements included in this Quarterly Report.

Redemption of Class A Ordinary Shares

In connection with the 2024 Extension Amendment, the holders of 17,440,475 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.40 per share, for an aggregate redemption amount of $198,881,064, leaving approximately $81,301,345 in the Company’s trust account.

For further information, please see our Current Report on Form 8-K as filed with the SEC on August 13, 2024.

Promissory Notes

On July 31, 2024, the Sponsor made a contribution of $101,612.90 to the Trust Account under the Second Extension Loan.

On July 31, 2024, the Company borrowed $250,000 under the May 2024 Working Capital Loan.

Pursuant to the Convertible Promissory Note dated as of August 12, 2024 (the “Third Extension Loan”), the Sponsor and Orion GP have agreed that they will contribute to the Company as a loan (each loan being referred to herein as a “Third Extension Loan Contribution”) of $0.02 for each Public Share that was not redeemed in connection with the 2024 Special Meeting for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve an initial Business Combination and (ii) May 9, 2025. The Third Extension Loan Contributions will be deposited into the Company’s trust account. Loans under the Third Extension Loan can be settled in whole warrants to purchase Class A Ordinary Shares of the Company at a conversion price equal to $1.00 per warrant. The Third Extension Loan will not bear any interest and will be repayable by the Company upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the Third Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Third Extension Loan may be prepaid at any time by the Company, at its election and without penalty. On August 13, 2024, September 9, 2024, October 8, 2024 and November 8, 2024 the Sponsor and Orion GP made aggregate contributions of approximately $142,591, $142,591, $142,591 and $142,591, respectively, to the Trust Account under the Third Extension Loan.

The foregoing description of the Third Extension Loan is qualified in its entirety by reference to the Third Extension Loan, a copy of which is attached as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 13, 2024.

On August 23, 2024, the Company entered into a Promissory Note (the “August 2024 Working Capital Loan”) with the Sponsor. Pursuant to the August 2024 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On September 27, 2024, the Company borrowed $750,000 under the August 2024 Working Capital Loan, respectively. As of September 30, 2024 and December 31, 2023, there was $750,000 and $0 outstanding under the August 2024 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

For further information, please see our Current Report on Form 8-K as filed with the SEC on August 13, 2024.

Results of Operations

As of September 30, 2024, we have neither engaged in any operations nor generated any revenues. Our only activities since April 6, 2021 (inception) through September 30, 2024 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for our Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We have generated non-operating income in the form of interest income on cash held in an interest bearing demand deposit account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence on prospective Business Combination candidates.

For the three and nine months ended September 30, 2024, we had net loss of $2,236,699 and $6,390,501, respectively, which consists of a loss in fair value of the derivative liabilities of $2,727,131 and $8,730,878, respectively, a loss in fair value of the convertible notes of $26,652 and $66,170, respectively, and operating costs of $1,405,798 and $6,129,261, respectively, offset by interest income on funds held in the Trust Account of $1,922,882 and $7,855,408, respectively, and gain on waiver of deferred underwriting commission of $0 and $680,400, respectively.

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

As of September 30, 2024, the Company had funds held in the Trust Account of $82,128,874. On May 8, 2023, the Sponsor deposited an aggregate of $3,000,000 into the Trust Account in order to extend the period of time the Company has to consummate its initial Business Combination by three months, from May 9, 2023 to August 9, 2023. On August 8, 2023, the 2023 Extension Amendment became effective and the period of time the Company has to consummate its initial Business Combination was extended up to August 9, 2024. On August 9, 2024, the 2024 Extension Amendment became effective and the period of time the Company has to consummate its initial Business Combination was extended up to May 9, 2025. On August 9, 2023, August 31, 2023, September 29, 2023, October 31, 2023, November 30, 2023, December 29, 2023, January 31, 2024, February 29, 2024, March 29, 2024, April 30, 2024, May 30, 2024, June 26, 2024, July 31, 2024 the Sponsor made contributions of approximately $248,387, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000 and $101,613, respectively, to the Trust Account under the Second Extension Loan. In connection with the 2023 Extension Amendment, the holders of 5,429,967 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.73 per share, for an aggregate redemption amount of $58,279,780. In connection with the 2024 Extension Amendment, the holders of 17,440,475 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.40 per share, for an aggregate redemption amount of approximately $198,881,064. On August 10, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of the Company’s initial Business Combination or the liquidation of the Company. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, if any and up to $100,000 of dissolution expenses.

For the nine months ended September 30, 2024, cash used in operating activities was $2,509,285. Net loss was $6,390,501 primarily as a result of a loss in fair value of the convertible notes of $66,170, a loss in fair value of the derivative liabilities of $8,730,878, offset by interest income on funds held in the Trust Account of $7,855,408 and gain on waiver of deferred underwriting commission of $680,400. Changes in operating assets and liabilities provided cash of $3,619,976 mainly as a result of the Company's accrual for contingent legal fees to be paid if the Proposed Business Combination is consummated.

For the nine months ended September 30, 2024, cash provided by investing activities was $196,394,270, primarily as a result of cash withdrawn from trust for redemptions of $198,881,065 and cash deposited into the Trust Account of $2,486,795.

For the nine months ended September 30, 2024, cash used in financing activities was $193,744,270, primarily as a result of payments for redemptions of Class A ordinary shares of $198,881,065 and $5,136,795 in proceeds from convertible promissory notes.

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

As of September 30, 2024, we had cash of $211,463 held outside the Trust Account and working capital deficit of $14,073,660. We intend to use the funds held outside the Trust Account primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an initial Business Combination.

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

Pursuant to the convertible promissory note dated as of May 8, 2023 (the “First Extension Loan”), the Sponsor advanced $3,000,000 in connection with the extension of the period of time the Company has to consummate its initial Business Combination from May 9, 2023 to August 9, 2023. Up to $3,000,000 of the loans under the First Extension Loan can be settled in whole warrants to purchase Class A ordinary shares at a conversion price equal to $1.00 per warrant upon maturity or prepayment of the First Extension Loan. The loans under the First Extension Loan will not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the First Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the First Extension Loan may be prepaid at any time by the Company, at its election and without penalty. As of September 30, 2024 and December 31, 2023, there was $3,000,000 outstanding under the First Extension Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On December 28, 2023, the Company amended and restated: (i) the First Extension Loan and (ii) the Second Extension Loan (together with the First Extension Loan, the “Amended and Restated Extension Loans”) to add Orion GP, an affiliate of the Sponsor, as a payee (together with the Sponsor, the “Payees”). The Amended and Restated Extension Loans will be repayable by the Company to the Payees on a pro rata basis based on the amount of the principal balance each Payee has advanced under the Amended and Restated Extension Loans. The Amended and Restated Extension Loans do not otherwise materially modify the terms of the First Extension Loan and the Second Extension Loan and are effective as of May 8, 2023 and August 9, 2023, respectively. On August 9, 2023, August 31, 2023, September 29, 2023, October 31, 2023, November 30, 2023, December 29, 2023, January 31, 2024, February 29, 2024, March 29, 2024, April 30, 2024 May 30, 2024, June 26, 2024 and July 31, 2024 the Sponsor made contributions of approximately $248,387, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000 and $101,613, respectively, to the Trust Account under the Second Extension Loan. As of September 30, 2024 and December 31, 2023, there was $4,200,000 and $1,998,387 outstanding under the Second Extension Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On December 28, 2023, the Company entered into a Promissory Note (the “December 2023 Working Capital Loan”) with the Sponsor. Pursuant to the December 2023 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On December 28, 2023, January 25, 2024 and May 9, 2024 the Company borrowed $600,000, $800,000 and $100,000 under the December 2023 Working Capital Loan, respectively. As of September 30, 2024 and December 31, 2023, there was $1,500,000 and 600,000 outstanding under the December 2023 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On May 30, 2024, the Company entered into a Promissory Note (the “May 2024 Working Capital Loan”) with the Sponsor. Pursuant to the May 2024 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,000,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On May 30, 2024, June 25, 2024 and July 31, 2024, the Company borrowed $250,000, $500,000 and $250,000 under the May 2024 Working Capital Loan, respectively. As of September 30, 2024 and December 31, 2023, there was $1,000,000 and $0 outstanding under the May 2024 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

Pursuant to the Convertible Promissory Note dated as of August 12, 2024 (the “Third Extension Loan”), the Sponsor and Orion GP have agreed that they will contribute to the Company as a loan (each loan being referred to herein as a “Third Extension Loan Contribution”) of $0.02 for each Public Share that was not redeemed in connection with the 2024 Special Meeting for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve an initial Business Combination and (ii) May 9, 2025. The Third Extension Loan Contributions will be deposited into the Company’s trust account. Loans under the Third Extension Loan can be settled in whole warrants to purchase Class A Ordinary Shares of the Company at a conversion price equal to $1.00 per warrant. The Third Extension Loan will not bear any interest and will be repayable by the Company upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the Third Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Third Extension Loan may be prepaid at any time by the Company, at its election and without penalty. On August 13, 2024, September 9, 2024, October 8, 2024 and November 8, 2024 the Sponsor and Orion GP made aggregate contributions of approximately $142,591, $142,591, and $142,591, respectively, to the Trust Account under the Third Extension Loan.

On August 23, 2024, the Company entered into a Promissory Note (the “August 2024 Working Capital Loan”) with the Sponsor. Pursuant to the August 2024 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On September 27, 2024, the Company borrowed $750,000 under the August 2024 Working Capital Loan. As of September 30, 2024 and December 31, 2023, there was $750,000 and $0 outstanding under the August 2024 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of September 30, 2024 and December 31, 2023, the Company had accrued legal fees related to the Initial Public Offering and general corporate services of approximately $990,700 and $491,700, respectively. Approximately $378,300 of these fees will only become due and payable upon the consummation of a Business Combination. As of September 30, 2024, the outstanding balance of the legal fees is in accrued offering costs of approximately $378,300. As of September 30, 2024 and December 31, 2023, the Company also had accrued legal fees related to the Proposed Business Combination from special counsel of approximately $2,600,000 and $0, respectively. The payment of such fees is contingent on the successful closing of the Proposed Business Combination.

The Company entered into a Forward Purchase Agreement on November 4, 2021 with an affiliate of the Sponsor, Orion Mine Finance, which, subject to the approval of Orion Mine Finance’s investment committee as well as customary closing conditions, will provide for the purchase of up to 5,000,000 Units, with each unit consisting of one Class A ordinary share and one-half of one redeemable warrant to purchase one Class A ordinary share, at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur in connection with the closing of a Business Combination.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2024, the Class A ordinary shares subject to possible redemption in the amount of approximately $82,100,000 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

Convertible Promissory Notes

The Company accounts for its convertible promissory notes under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory notes. Using the fair value option, each convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the condensed consolidated statements of operations.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (November 9, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants, the Private Placement Warrants and Forward Purchase Agreement are derivative instruments. As the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement meet the definition of a derivative, the Public Warrants, the Private Placement Warrants and Forward Purchase Agreement are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the condensed consolidated statements of operations in the period of change.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, and noted the following deficiency that we believe to be a material weakness in internal controls over financial reporting: the Company’s processes to ensure its financial statements were properly presented in accordance with GAAP did not operate effectively. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2024.

During the three and nine months ended September 30, 2024, we have instituted plans to remediate the material weakness and will continue to take remediation steps, including devoting additional resources to the improvement of our internal control over financial reporting as it relates to the accounting treatment for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we are enhancing these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our securities and financial statements. We have also added additional layers of management oversight on the accrual of operating expenses and valuation of complex financial instruments. As we continue to evaluate and improve our internal control over financial reporting, management will review and make necessary changes to the overall design of our internal controls. While we believe these efforts will remediate the material weakness, the material weakness cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 covered by this Quarterly Report on Form 10-Q, other than the circumstances described above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K/A filed with the SEC on September 27, 2024, Quarterly Report on Form 10-Q/A filed with the SEC on July 3, 2024, Quarterly Report on Form 10-Q filed with the SEC on August 13, 2024 and in our other filings with the SEC, including in our preliminary prospectus/proxy statement included in a Registration Statement on Form F-4 that we will file with the SEC relating to our proposed Business Combination with Aurous. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC on September 27, 2024, Quarterly Report on Form 10-Q/A filed with the SEC on July 3, 2024, or our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2024 except as described below. For risk factors related to the proposed Business Combination with Aurous, see the “Risk Factors” section set forth in our Registration Statement on Form F-4 that we will file with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

As of November 5, 2024, our Units, Public Shares and Public Warrants have been suspended from the NYSE because we failed to consummate a business combination within 36 months of its initial public offering, which could have a material adverse effect on the market prices and liquidity of our securities.

Section 102.06(e) of the NYSE Listed Company Manual requires that any acquisition company, such as the Company, must within 36 months of the effectiveness of its initial public offering registration statement, or such shorter period that the company specifies in its constitutive documents, complete one or more business combinations. The date that is 36 months following the effectiveness of our registration statement was November 4, 2024.

On November 4, 2024, the Company received a notice from the NYSE stating that the staff of NYSE Regulation has determined to delist the listing of our securities pursuant to Sections 102.06e and 802.01B of the NYSE’s Listed Company Manual because we failed to consummate a business combination within 36 months of its initial public offering. As a result of the determination, trading of our Units, Public Shares and Public Warrants on the NYSE were suspended beginning on November 5, 2024 and the NYSE will apply to delist the securities upon completion of all applicable procedures. There is no guarantee that an active over-the-counter trading market for our securities will develop or that if such a market does develop, that it will continue to be active in the future, which could have a material adverse effect on the market prices and liquidity of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three and nine months ended September 30, 2024. For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 5 of our Annual Report on Form 10-K/A filed with the SEC on September 27, 2024. There has been no material change in the planned use of the proceeds from our Initial Public Offering and Private Placement as is described in our final prospectus filed with the SEC on November 8, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c)	During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2021.

3.2	Amendment to Amended and Restated Memorandum and Articles of Association of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 10, 2023.

3.3	Amendment to Amended and Restated Memorandum and Articles of Association of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 13, 2024.

10.1	Promissory Note, dated as of August 12, 2024, by and among the Company, the Sponsor and Orion GP, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2024.

10.2	Promissory Note, dated as of August 23, 2024, by and between the Company and the Sponsor, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2024.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
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

Dated: November 14, 2024	RIGEL RESOURCE ACQUISITION CORP

	By:	/s/ Jonathan Lamb
	Name:	Jonathan Lamb
	Title:	Chief Executive Officer

Dated: November 14, 2024	By:	/s/ Jeff Feeley
	Name:	Jeff Feeley
	Title:	Chief Financial Officer