Form 10-K
period 2024-12-31
Rigel Resource Acquisition Corp.
filed 2025-03-24
CIK 1860879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter), was $250,000,483.

As of March 21, 2025, there were 7,129,558 of the Registrant’s Class A ordinary shares, par value $0.0001 per share, and 7,500,000 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

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

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial Business Combination (as defined below);

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	the proceeds of our forward purchase Units being available to us;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses and the technology industries;

●	our ability to consummate an initial Business Combination due to the uncertainty resulting from events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases);

●	the ability of our directors and officers to generate a number of potential Business Combination opportunities;

●	our public securities’ potential liquidity and trading;

ii

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance;

●	the classification of our warrants as derivative liabilities; and

●	the other risks and uncertainties discussed in “Item 1.A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our Registration Statement on Form F-4 filed with the SEC on January 15, 2025 relating to our proposed Business Combination with Blyvoor Resources (the “Blyvoor Disclosure Statement”).

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

If we are unable to complete a Business Combination by May 9, 2025 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining Public Shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination within the Combination Period.

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

On August 9, 2024, in connection with the Company’s extraordinary general meeting (the “2024 Special Meeting”), the Company’s shareholders approved a special resolution to amend the Company’s Charter to extend the date by which the Company must either (1) consummate an initial Business Combination or (2) (i) cease its operations, except for the purpose of winding up if it fails to complete an initial Business Combination, and (ii) redeem all of the Public Shares, from August 9, 2024 to May 9, 2025 (the “2024 Extension Amendment”).

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

Redemption of Class A Ordinary Shares

In connection with the Charter Amendments, the holders of 5,429,967 Rigel Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.73 per share, for an aggregate redemption amount of $58,279,780.

In connection with the 2024 Extension Amendment, the holders of 17,440,475 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.40 per share, for an aggregate redemption amount of $198,881,065, leaving approximately $81,301,345 in the Company’s trust account.

In connection with the 2025 Extraordinary General Meeting (as defined below), shareholders holding 6,369,522 Class A Ordinary Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account upon the consummation of the business combination. The Company intends to consummate the Business Combination as soon as possible, subject to the satisfaction or waiver of all other closing conditions, and may accept reversals of redemption requests prior to the closing of the Business Combination. In addition to the Available Cash Condition (as defined in the Business Combination Agreement), the completion of the Business Combination is conditioned on the satisfaction or waiver of certain other closing conditions that are not within Rigel’s, Aurous Resources’ or the Target Companies’ control, including, among other things, (i) receipt of approval for listing on the Nasdaq Stock Market LLC (“NASDAQ”) of the Aurous Resources ordinary shares and Aurous Resources public warrants to be issued in connection with the transactions contemplated by the Business Combination Agreement and (ii) receipt of certain required regulatory approvals, including by the Financial Surveillance Department of the South African Reserve Bank, that have yet to be obtained. The parties to the Business Combination Agreement may not satisfy all of the conditions to the closing in the Business Combination Agreement and, accordingly, the transactions contemplated therein may not be completed. If the closing conditions are not satisfied or waived, the Business Combination will not occur.

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

On December 23, 2024, the Company entered into a Promissory Note (the “December 2024 Working Capital Loan”) with the Sponsor. Pursuant to the December 2024 Working Capital Loan, the Sponsor has agreed to loan the Company up to $1,750,000 to be used for working capital purposes. The loan will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial business combination pursuant to its amended and restated memorandum and articles of association (as amended from time to time) and the consummation of the Company’s initial business combination.

Proposed Blyvoor Business Combination

Business Combination Agreement

On March 11, 2024, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among the Company, Blyvoor Gold Resources Proprietary Limited, a South African private limited liability company (“Blyvoor Resources”), Blyvoor Gold Operations Proprietary Limited, a South African private limited liability company (“Tailings” and, together with Blyvoor Resources, the “Target Companies”, each a “Target Company”), RRAC NewCo, a Cayman Islands exempted company and wholly-owned subsidiary of the Company (“Newco”), and RRAC Merger Sub, a Cayman Islands exempted company and wholly-owned subsidiary of Newco (“Merger Sub”). Each of Newco and Merger Sub is a newly formed entity that was formed for the sole purpose of entering into and consummating the transactions set forth in the Business Combination Agreement. Concurrently with the execution of the Business Combination Agreement, Newco also entered into an Exchange Agreement (the “Exchange Agreement”), by and among, Newco, Blyvoor Gold Proprietary Limited, a South African private limited liability company (“Blyvoor Gold”), Orion Mine Finance Fund II LP, a Bermuda limited partnership (“Orion” and, together with Blyvoor Gold, the “Sellers”), and the Target Companies. The Business Combination Agreement and the Exchange Agreement were each subsequently amended by the parties thereto pursuant to an Omnibus Amendment, dated as of October 17, 2024, which was further amended and restated on December 20, 2024. For additional information, see “—Related Agreements—Omnibus Amendment to the Business Combination Agreement the Sponsor Support Agreement.”

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

Termination

The Business Combination Agreement may be terminated as follows:

(i)	by mutual written consent of the Target Companies and the Company;

(ii)	prior to the Closing, by written notice to the Target Companies from the Company if:

a.	there is any breach of any representation, warranty, covenant or agreement on the part of the Target Companies set forth in the Business Combination Agreement, such that certain closing conditions therein would not be satisfied; provided that the Target Companies are provided the option to cure such breach as specified in the Business Combination Agreement;

b.	if the Closing has not occurred on or before May 9, 2025 (the “Termination Date”);

c.	if the consummation of the Transactions is permanently enjoined, prohibited or prevented by the terms of a final, non-appealable governmental order;

(iii)	prior to the Closing, by written notice to the Company from the Target Companies if:

a.	there is any breach of any representation, warranty, covenant or agreement on the part of the Company, Newco or Merger Sub set forth in the Business Combination Agreement, such that certain closing conditions therein would not be satisfied; provided that the Company, Newco, or Merger Sub, as applicable, are provided the option to cure such breach as specified in the Business Combination Agreement;

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

On October 17, 2024, Rigel, the Target Companies, the Sponsor Holdco, Orion Mine Finance GP and Orion Mine Finance entered in a joinder pursuant to which Orion Mine Finance GP and Orion Mine Finance each became a party to the Sponsor Support Agreement as a “Sponsor” for all purposes thereunder.

The foregoing descriptions of the Sponsor Support Agreement and joinder are not complete and are qualified by reference to the Sponsor Support Agreement and joinder, which are incorporated herein by reference.

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

Omnibus Amendment to the Business Combination Agreement the Sponsor Support Agreement

On October 17, 2024, Rigel, Aurous Resources, Merger Sub, the Sponsor, Blyvoor Resources and Tailings entered into that certain Omnibus Amendment, which was subsequently amended and restated in its entirety by that certain Amended and Restated Omnibus Amendment, dated as of December 20, 2024, pursuant to which Rigel, Aurous Resources, Merger Sub, the Sponsor, Blyvoor Resources and Tailings agreed to amend the Business Combination Agreement to, among other things:

●	change the termination date of the Business Combination Agreement from August 9, 2024 to January 31, 2025;

●	amend the definition of “Rigel Transaction Expenses” under the Business Combination Agreement to include the aggregate amount of outstanding principal and accrued interest of Rigel or Aurous Resources under the Working Capital Loans (as defined in the Omnibus Amendment), including any amounts owed to the Sponsor, Orion GP or any of their respective affiliates pursuant to the Working Capital Loans (as defined in the Omnibus Amendment) existing as of October 17, 2024 or, subject to the approval of Blyvoor Gold, issued through the Closing Date;

●	provide for the order of priority in which closing payments related to Rigel Transaction Expenses (including the Working Capital Loans (as defined in the Omnibus Amendment)) and Target Group Company Transaction Expenses are to be paid under the Business Combination Agreement;

●	provide that Rigel will, and will cause its affiliates to, procure that Orion Fund III will in no event receive any Rigel Public Warrants or Rigel Private Warrants in connection with the exercise of any rights to purchase or otherwise acquire any equity interests of Rigel or otherwise pursuant to the Orion Forward Purchase Agreement;

●	provide that the parties to the Business Combination Agreement will ensure that, as of the Closing, a majority of the Aurous Resources Board will be South African citizens who are ordinarily residents of South Africa;

●	clarify that the aggregate amount of Target Group Company Transaction Expenses and Rigel Transaction Expenses to be paid in cash by Aurous Resources in connection with the Closing shall not be in excess of (a) $17 million in the event that Aggregate Cash Proceeds are less than or equal to $53 million and (b) $20 million in the event that Aggregate Cash Proceeds are greater than $53 million; and

●	update the First Base Case Milestone, the Second Base Case Milestone, the First Downside Milestone (as defined in the Business Combination Agreement) and the Second Downside Milestone (as defined in the Business Combination Agreement).

In addition, the Omnibus Amendment amends the Sponsor Support Agreement to, among other things:

●	provide that, in the event Blyvoor Gold would not beneficially own, as of the Closing, an aggregate amount of Aurous Resources Ordinary Shares representing at least a majority of the issued and outstanding Aurous Resources Ordinary Shares on a fully diluted, as exercised and as converted basis (the “Minimum Percentage”), each Sponsor under the Sponsor Support Agreement will sell to Aurous Resources immediately prior to the Merger Effective Time, but subject to at the Closing, a certain number of either the Rigel Public Warrants or Rigel Private Warrants, at a price per warrant equal to the volume-weighted average price of the Rigel Public Warrants for the 30-day period preceding the Closing, such that, after giving effect to such sale, Blyvoor Gold will beneficially own an aggregate amount of Aurous Resources Ordinary Shares representing at least the Minimum Percentage (such sale, the “Sponsor Warrant Redemption”);

●	provide that, in the event the aggregate Target Group Company Transaction Expenses and Rigel Transaction Expenses (including the Working Capital Loans, as defined in the Omnibus Amendment) exceeds an amount equal to (a) the sum of (i) the amount left in the Trust Account after giving effect to Rigel shareholder redemptions, (ii) the aggregate amount of cash that has been funded to Rigel pursuant to the Subscription Agreements with respect to the PIPE Investment and the PIPE Financing and (iii) the aggregate amount of cash that has been funded to Aurous Resources pursuant to the Orion Forward Purchase Agreement, less (b) the sum of (i) the Cash Consideration and (ii) $33 million (any such excess, the “Expense Overage Amount”):

○	each of Aurous Resources and the Sponsor will, and will cause their respective affiliates to, (i) extend the maturity date on each of the Working Capital Loans (as defined in the Omnibus Amendment) in which the principal amount of indebtedness outstanding thereunder comprises a portion of the unpaid Expense Overage Amount for an additional 12-month period, such extension to be effective as of Closing Date and (ii) provide that such applicable Working Capital Loans (as defined in the Omnibus Amendment) will bear interest beginning on three-month anniversary of the Closing;

○	in connection with the Sponsor Warrant Redemption (if any), Aurous Resource will, in lieu of a cash payment in respect of the per warrant purchase price, prepare and issue non-interest bearing promissory notes in favor of each Sponsor under the Sponsor Support Agreement with a principal amount equal to such Sponsor’s pro rata portion of the warrant purchase price;

●	provide that each Sponsor under the Sponsor Support Agreement will, and will cause its affiliates to, (i) exercise either of the Rigel Public Warrant or Rigel Private Warrant only on a “cashless basis” pursuant to the terms thereof and (ii) forgo any right of conversion with respect to any Working Capital Loans (as defined in the Omnibus Amendment) (including any right to convert any such Working Capital Loans (as defined in the Omnibus Amendment) into Aurous Resources Ordinary Shares);

●	provide that the Sponsor shall be liable for 100% of the unpaid aggregate Target Group Company Transaction Expenses and Rigel Transaction Expenses as of Closing (other than the Working Capital Loans (as defined in the Omnibus Amendment)) (i) in excess of $17 million in the event that Aggregate Cash Proceeds are less than or equal to $53 million and (ii) in excess of $20 million in the event that Aggregate Cash Proceeds are greater than $53 million; and

●	provide that, prior to the Closing, the Sponsor shall forgive in full the aggregate principal amount of indebtedness outstanding under the December 2024 Loan, and that to the extent such amount has not been so forgiven in full by such time, any such shortfall shall automatically be forgiven, effective as of immediately prior to Closing.

Joinder Agreement

On October 17, 2024, Rigel, the Target Companies, the Sponsor, Orion GP and Orion Fund III entered in a joinder pursuant to which Orion GP and Orion Fund III each became a party to the Sponsor Support Agreement as a “Sponsor” for all purposes thereunder.

2025 Extraordinary General Meeting in connection with Business Combination

On February 28, 2025, shareholders of the Company held an extraordinary general meeting (the “2025 Extraordinary General Meeting”) for the following purposes:

●	to authorize, approve, ratify and confirm in all respects, by an ordinary resolution, the Company’s entry into the Business Combination Agreement, dated as of March 11, 2024, by and among the Company, Blyvoor Gold Resources Proprietary Limited, a South African private limited liability company (“Aurous Gold”), Blyvoor Gold Operations Proprietary Limited, a South African private limited liability company (“Gauta Tailings” and, together with Aurous Gold, the “Target Companies,” each, a “Target Company”), Aurous Resources (f/k/a RRAC NewCo), a Cayman Islands exempted company (“Aurous Resources”), and RRAC Merger Sub, a Cayman Islands exempted company and wholly owned subsidiary of Aurous Resources (“Merger Sub”) (as may be amended from time to time, the “Business Combination Agreement”), a copy of which is attached to the Company’s definitive proxy statement/prospectus relating to the Meeting filed by the Company with the Securities and Exchange Commission on January 15, 2025 (the “Proxy Statement”) as Annex A, as amended by the Omnibus Amendment, dated as of December 20, 2024, a copy of which is attached to the Proxy Statement as Annex A-1, pursuant to which, among other things, the Company will merge with and into Merger Sub, with Merger Sub surviving the merger as a wholly owned subsidiary of Aurous Resources (the “Business Combination”), in accordance with the terms and subject to the conditions of the Business Combination Agreement (the “Business Combination Proposal”);

●	to authorize, approve, ratify and confirm in all respects, by a special resolution, the Plan of Merger, by and among the Company and Merger Sub, substantially in the form attached to the Proxy Statement as Annex B (including the annexures thereto, the “Plan of Merger”) and all the undertaking, property and liabilities of the Company vest in Merger Sub by virtue of such merger pursuant to the Companies Act (as amended) of the Cayman Islands, the merger of the Company with and into Merger Sub with Merger Sub surviving the merger, and the Company’s entry into the Plan of Merger (the “Merger Proposal”);

●	to adopt, ratify, approve and confirm in all respects, by an ordinary resolution, the 2024 Equity Incentive Plan, a copy of which is attached to the Proxy Statement as Annex C and any form award agreement thereunder (the “Equity Incentive Plan Proposal” and together with the Business Combination Proposal and the Merger Proposal, the “Proposals”); and

●	to adjourn, by an ordinary resolution, the Meeting to a later date or dates, if necessary, to be determined by the Rigel Board (as defined in the Proxy Statement) (i) to ensure that any supplement or amendment to the Proxy Statement is provided to Rigel’s shareholders, (ii) in order to solicit additional proxies from Rigel’s shareholders in favor of any of the other Proposals being presented or (iii) only with the prior written consent of the Target Companies, for the purposes of satisfying the Available Cash Condition (as defined in the Proxy Statement)(the “Adjournment Proposal”).

The Business Combination Proposal, Merger Proposal and Equity Incentive Plan Proposal were approved. As there were sufficient votes to approve the Proposals, the Adjournment Proposal was not presented to the Company’s shareholders.

In connection with the 2025 Extraordinary General Meeting, shareholders holding 6,369,522 Class A Ordinary Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account upon the consummation of the business combination. The Company intends to consummate the Business Combination as soon as possible, subject to the satisfaction or waiver of all other closing conditions, and may accept reversals of redemption requests prior to the closing of the Business Combination. In addition to the Available Cash Condition (as defined in the Business Combination Agreement), the completion of the Business Combination is conditioned on the satisfaction or waiver of certain other closing conditions that are not within Rigel’s, Aurous Resources’ or the Target Companies’ control, including, among other things, (i) receipt of approval for listing on the Nasdaq Stock Market LLC (“NASDAQ”) of the Aurous Resources ordinary shares and Aurous Resources public warrants to be issued in connection with the transactions contemplated by the Business Combination Agreement and (ii) receipt of certain required regulatory approvals, including by the Financial Surveillance Department of the South African Reserve Bank, that have yet to be obtained. The parties to the Business Combination Agreement may not satisfy all of the conditions to the closing in the Business Combination Agreement and, accordingly, the transactions contemplated therein may not be completed. If the closing conditions are not satisfied or waived, the Business Combination will not occur.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination by May 9, 2025. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of such time period. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021, the SEC charged a special purpose acquisition company for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the special purpose acquisition company and its sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our Sponsor will not become subject to regulatory actions related to such efforts.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may receive only $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, directors and officers have agreed that we must complete our initial Business Combination by May 9, 2025. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, global hostilities, natural disasters or a significant outbreak of infectious diseases. Additionally, events (such as terrorist attacks, global hostilities, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial Business Combination by May 9, 2025, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our Public Shareholders may receive only $10.20 per share, or less than $10.20 per share, on the redemption of their shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

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

If the funds not being held in the Trust Account are insufficient to allow us to operate until May 9, 2025, we may be unable to complete our initial Business Combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until May 9, 2025, assuming that our initial Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential additional loans from certain of our affiliates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

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

On January 24, 2024, the SEC issued final rules (the “SPAC Rules”) relating to, among other things, (i) disclosures in business combination transactions between special purpose acquisition companies (each a “SPAC”) such as us and private operating companies, (ii) the condensed financial statement requirements applicable to transactions involving shell companies, and (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions. The SPAC Rules became effective July 1, 2024. In connection with the issuance of the SPAC Rules, the SEC also issued guidance (the “SPAC Guidance”) regarding the potential liability of certain participants in proposed business combination transactions and the extent to which SPACs could become subject to regulation under the Investment Company Act based on certain facts and circumstances such as duration, asset composition, sources of income, business purpose and activities of the SPAC and its management team in furtherance of such goals.

Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rules, or pursuant to the SEC’s views expressed in the SPAC Guidance, may increase the costs and time required to consummate a business combination and may constrain the circumstances under which we could complete a business combination.

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

If we have not completed our initial Business Combination by May 9, 2025, we will distribute the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses), pro rata to our Public Shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of Public Shareholders from the Trust Account shall be effected automatically by function of our amended Charter prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act (as revised) of the Cayman Islands (the “Companies Act”). In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended Charter and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we have not completed our initial Business Combination within the required time period and do not amend certain provisions of our amended Charter prior thereto.

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

Our amended Charter authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preference shares, par value $0.0001 per share. As of December 31, 2024, there were 492,870,442 and 42,500,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants, the forward purchase warrants or shares issuable upon the sale of the forward purchase shares, but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2024, there were no preference shares issued and outstanding.

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

The Founder Shares are identical to the ordinary shares included in the Units except that: (1) prior to our initial Business Combination, only holders of the Founder Shares have the right to vote on the appointment of directors and holders of a majority of our Founder Shares may remove a member of the board of directors for any reason; (2) the Founder Shares are subject to certain transfer restrictions; (3) our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive: (i) their redemption rights with respect to any Founder Shares and Public Shares held by them, as applicable, in connection with the completion of our initial Business Combination; (ii) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to amend our amended Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by May 9, 2025 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our initial Business Combination by May 9, 2025 (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial Business Combination within the prescribed time frame); (4) the Founder Shares will automatically convert into our Class A ordinary shares at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (5) the Founder Shares are entitled to registration rights. If we submit our initial Business Combination to our Public Shareholders for a vote, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any Public Shares held by them purchased during or after the Initial Public Offering in favor of our initial Business Combination.

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

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by May 9, 2025 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of our Public Shares if we have not completed an initial Business Combination by May 9, 2025, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares and/or warrants, potentially at a loss.

As of November 5, 2024, Rigel Class A Ordinary Shares, Rigel Public Units and Rigel Public Warrants have been delisted from the NYSE because it failed to consummate a business combination within 36 months of its initial public offering. This may result in Rigel Class A Ordinary Shares, Rigel Public Units and Rigel Public Warrants to be traded over the counter, which could have a material adverse effect on the market prices of our securities and on shareholder liquidity.

Section 102.06(e) of the NYSE Listed Company Manual requires that any acquisition company, such as the Company, must within 36 months of the effectiveness of its initial public offering registration statement, or such shorter period that the company specifies in its constitutive documents, complete one or more business combinations. The date that is 36 months following the effectiveness of our registration statement is November 4, 2024.

On November 4, 2024, Rigel received a notice from the NYSE stating that the staff of NYSE Regulation has determined to delist the Rigel Class A Ordinary Shares, Rigel Public Units and Rigel Public Warrants pursuant to Sections 102.06e and 802.01B of the NYSE’s Listed Company Manual because Rigel failed to consummate a business combination within 36 months of its initial public offering. As a result of the determination, trading of Rigel’s Class A Ordinary Shares, Rigel Public Units and Rigel Public Warrants on the NYSE was suspended beginning on November 5, 2024 and the securities were subsequently delisted following the completion by the NYSE of their applicable procedures.

Since the NYSE delisted Rigel’s securities from trading on its exchange, Rigel’s securities are traded over the counter. Since Rigel’s securities are traded over the counter, Rigel could face significant material adverse consequences, including:

●	a limited availability of market quotations for Rigel’s securities;

●	reduced liquidity for Rigel’s securities;

●	a determination that Rigel’s ordinary shares are “penny stocks” which will require brokers trading in Rigel Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for Rigel’s securities;

●	a limited amount of news and analyst coverage;

●	a decreased ability to issue additional securities or obtain additional financing in the future;

●	Rigel’s ability to complete an initial business combination or being an attractive merger partner; and

●	Rigel’s securities would not be “covered securities” under the National Securities Markets Improvement Act of 1996, which is a federal statute that prevents or pre-empts the states from regulating the sale of certain securities, in which case our securities would be subject to regulation in each state where we offer and sell securities.

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

Our management previously evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024 and noted a deficiency that we believe to be a material weakness in internal controls over financial reporting, as the Company’s processes to ensure its financial statements were properly presented in accordance with GAAP did not operate effectively. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. During the year ended December 31, 2024, we have sought to remediate this material weakness by, among other things, devoting additional resources to the improvement of our internal control over financial reporting as it relates to the accounting treatment for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we are enhancing these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our securities and financial statements. We have also added additional layers of management oversight on the accrual of operating expenses and valuation of complex financial instruments. As we continue to evaluate and improve our internal control over financial reporting, management will review and make necessary changes to the overall design of our internal controls. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2024. If we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. If our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to timely file would cause us to be ineligible to utilize short form registration statements on Form F-3 or Form F-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. If any of these events were to occur, it could have a material adverse effect on our business.

In addition, the existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our securities.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results. We reevaluated the accounting treatment of our 15,000,000 public warrants and 14,000,000 Private Placement Warrants and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2024, contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our Warrants. ASC 815, “Derivatives and Hedging,” provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

Our financial statements include a disclosure regarding the substantial doubt about our ability to continue as a “going concern.”

Our independent registered public accounting firm’s report contained elsewhere in this Annual Report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial Business Combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

If our board of directors determines not to continue extending for additional months or we do not consummate an initial Business Combination by May 9, 2025, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining Public Shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if our board of directors determines not to continue extending for additional months or we do not consummate an initial Business Combination by May 9, 2025.

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

As of November 5, 2024, our Class A ordinary shares, Public Units and Public Warrants were de-listed from the NYSE because we failed to consummate a business combination within 36 months of our initial public offering. On December 12, 2024, Rigel Class A ordinary shares began trading on OTC Markets (OTCQX) under the symbol “RRACF.” Public Units and Public Warrants currently are quoted over-the-counter under the symbols “RRAUF” and “RRAWF,” respectively

b) Holders

As of March 21, 2025, there was one holder of record of our Class A ordinary shares, and seven holders of record of our Class B ordinary shares.

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

Recent Development

Proposed Blyvoor Business Combination

Business Combination Agreement

On March 11, 2024, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among the Company, Blyvoor Gold Resources Proprietary Limited, a South African private limited liability company (“Blyvoor Resources”), Blyvoor Gold Operations Proprietary Limited, a South African private limited liability company (“Tailings” and, together with Blyvoor Resources, the “Target Companies”, each a “Target Company”), RRAC NewCo, a Cayman Islands exempted company and wholly-owned subsidiary of the Company (“Newco”), and RRAC Merger Sub, a Cayman Islands exempted company and wholly-owned subsidiary of Newco (“Merger Sub”). Each of Newco and Merger Sub is a newly formed entity that was formed for the sole purpose of entering into and consummating the transactions set forth in the Business Combination Agreement. Concurrently with the execution of the Business Combination Agreement, Newco also entered into an Exchange Agreement (the “Exchange Agreement”), by and among, Newco, Blyvoor Gold Proprietary Limited, a South African private limited liability company (“Blyvoor Gold”), Orion Mine Finance Fund II LP, a Bermuda limited partnership (“Orion” and, together with Blyvoor Gold, the “Sellers”), and the Target Companies. The Business Combination Agreement and the Exchange Agreement were each subsequently amended by the parties thereto pursuant to an Omnibus Amendment, dated as of October 17, 2024, which was further amended and restated on December 20, 2024. For additional information, see “Related Agreements—Omnibus Amendment to the Business Combination Agreement the Sponsor Support Agreement.”

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

Termination

The Business Combination Agreement may be terminated as follows:

(i)	by mutual written consent of the Target Companies and the Company;

(ii)	prior to the Closing, by written notice to the Target Companies from the Company if:

a.	there is any breach of any representation, warranty, covenant or agreement on the part of the Target Companies set forth in the Business Combination Agreement, such that certain closing conditions therein would not be satisfied; provided that the Target Companies are provided the option to cure such breach as specified in the Business Combination Agreement;

b.	if the Closing has not occurred on or before May 9, 2025 (the “Termination Date”);

c.	if the consummation of the Transactions is permanently enjoined, prohibited or prevented by the terms of a final, non-appealable governmental order;

(iii)	prior to the Closing, by written notice to the Company from the Target Companies if:

a.	there is any breach of any representation, warranty, covenant or agreement on the part of the Company, Newco or Merger Sub set forth in the Business Combination Agreement, such that certain closing conditions therein would not be satisfied; provided that the Company, Newco, or Merger Sub, as applicable, are provided the option to cure such breach as specified in the Business Combination Agreement;

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

Omnibus Amendment to the Business Combination Agreement and the Sponsor Support Agreement

On October 17, 2024, Rigel, Aurous Resources, Merger Sub, the Sponsor, Blyvoor Resources and Tailings entered into that certain Omnibus Amendment, which was subsequently amended and restated in its entirety by that certain Amended and Restated Omnibus Amendment, dated as of December 20, 2024, pursuant to which Rigel, Aurous Resources, Merger Sub, the Sponsor, Blyvoor Resources and Tailings agreed to amend the Business Combination Agreement to, among other things:

●	change the termination date of the Business Combination Agreement from August 9, 2024 to January 31, 2025;

●	amend the definition of “Rigel Transaction Expenses” under the Business Combination Agreement to include the aggregate amount of outstanding principal and accrued interest of Rigel or Aurous Resources under the Working Capital Loans (as defined in the Omnibus Amendment), including any amounts owed to the Sponsor, Orion GP or any of their respective affiliates pursuant to the Working Capital Loans (as defined in the Omnibus Amendment) existing as of October 17, 2024 or, subject to the approval of Blyvoor Gold, issued through the Closing Date;

●	provide for the order of priority in which closing payments related to Rigel Transaction Expenses (including the Working Capital Loans (as defined in the Omnibus Amendment)) and Target Group Company Transaction Expenses are to be paid under the Business Combination Agreement;

●	provide that Rigel will, and will cause its affiliates to, procure that Orion Fund III will in no event receive any Rigel Public Warrants or Rigel Private Warrants in connection with the exercise of any rights to purchase or otherwise acquire any equity interests of Rigel or otherwise pursuant to the Orion Forward Purchase Agreement;

●	provide that the parties to the Business Combination Agreement will ensure that, as of the Closing, a majority of the Aurous Resources Board will be South African citizens who are ordinarily residents of South Africa; and

●	clarify that the aggregate amount of Target Group Company Transaction Expenses and Rigel Transaction Expenses to be paid in cash by Aurous Resources in connection with the Closing shall not be in excess of (a) $17 million in the event that Aggregate Cash Proceeds are less than or equal to $53 million and (b) $20 million in the event that Aggregate Cash Proceeds are greater than $53 million; and

●	update the First Base Case Milestone, the Second Base Case Milestone, the First Downside Milestone (as defined in the Business Combination Agreement) and the Second Downside Milestone (as defined in the Business Combination Agreement).

In addition, the Omnibus Amendment amends the Sponsor Support Agreement to, among other things:

●	provide that, in the event Blyvoor Gold would not beneficially own, as of the Closing, an aggregate amount of Aurous Resources Ordinary Shares representing at least a majority of the issued and outstanding Aurous Resources Ordinary Shares on a fully diluted, as exercised and as converted basis (the “Minimum Percentage”), each Sponsor under the Sponsor Support Agreement will sell to Aurous Resources immediately prior to the Merger Effective Time, but subject to at the Closing, a certain number of either the Rigel Public Warrants or Rigel Private Warrants, at a price per warrant equal to the volume-weighted average price of the Rigel Public Warrants for the 30-day period preceding the Closing, such that, after giving effect to such sale, Blyvoor Gold will beneficially own an aggregate amount of Aurous Resources Ordinary Shares representing at least the Minimum Percentage (such sale, the “Sponsor Warrant Redemption”);

●	provide that, in the event the aggregate Target Group Company Transaction Expenses and Rigel Transaction Expenses (including the Working Capital Loans, as defined in the Omnibus Amendment) exceeds an amount equal to (a) the sum of (i) the amount left in the Trust Account after giving effect to Rigel shareholder redemptions, (ii) the aggregate amount of cash that has been funded to Rigel pursuant to the Subscription Agreements with respect to the PIPE Investment and the PIPE Financing and (iii) the aggregate amount of cash that has been funded to Aurous Resources pursuant to the Orion Forward Purchase Agreement, less (b) the sum of (i) the Cash Consideration and (ii) $33 million (any such excess, the “Expense Overage Amount”):

○	each of Aurous Resources and the Sponsor will, and will cause their respective affiliates to, (i) extend the maturity date on each of the Working Capital Loans (as defined in the Omnibus Amendment) in which the principal amount of indebtedness outstanding thereunder comprises a portion of the unpaid Expense Overage Amount for an additional 12-month period, such extension to be effective as of Closing Date and (ii) provide that such applicable Working Capital Loans (as defined in the Omnibus Amendment) will bear interest beginning on three-month anniversary of the Closing; and

○	in connection with the Sponsor Warrant Redemption (if any), Aurous Resource will, in lieu of a cash payment in respect of the per warrant purchase price, prepare and issue non-interest bearing promissory notes in favor of each Sponsor under the Sponsor Support Agreement with a principal amount equal to such Sponsor’s pro rata portion of the warrant purchase price;

●	provide that each Sponsor under the Sponsor Support Agreement will, and will cause its affiliates to, (i) exercise either of the Rigel Public Warrant or Rigel Private Warrant only on a “cashless basis” pursuant to the terms thereof and (ii) forgo any right of conversion with respect to any Working Capital Loans (as defined in the Omnibus Amendment) (including any right to convert any such Working Capital Loans (as defined in the Omnibus Amendment) into Aurous Resources Ordinary Shares);

●	provide that the Sponsor shall be liable for 100% of the unpaid aggregate Target Group Company Transaction Expenses and Rigel Transaction Expenses as of Closing (other than the Working Capital Loans (as defined in the Omnibus Amendment)) (i) in excess of $17 million in the event that Aggregate Cash Proceeds are less than or equal to $53 million and (ii) in excess of $20 million in the event that Aggregate Cash Proceeds are greater than $53 million; and

●	provide that, prior to the Closing, the Sponsor shall forgive in full the aggregate principal amount of indebtedness outstanding under the December 2024 Loan, and that to the extent such amount has not been so forgiven in full by such time, any such shortfall shall automatically be forgiven, effective as of immediately prior to Closing.

On February 28, 2025, shareholders of the Company held an extraordinary general meeting (the “2025 Extraordinary General Meeting”) for the following purposes:

●	to authorize, approve, ratify and confirm in all respects, by an ordinary resolution, the Company’s entry into the Business Combination Agreement, dated as of March 11, 2024, by and among the Company, Blyvoor Gold Resources Proprietary Limited, a South African private limited liability company (“Aurous Gold”), Blyvoor Gold Operations Proprietary Limited, a South African private limited liability company (“Gauta Tailings” and, together with Aurous Gold, the “Target Companies,” each, a “Target Company”), Aurous Resources (f/k/a RRAC NewCo), a Cayman Islands exempted company (“Aurous Resources”), and RRAC Merger Sub, a Cayman Islands exempted company and wholly owned subsidiary of Aurous Resources (“Merger Sub”) (as may be amended from time to time, the “Business Combination Agreement”), a copy of which is attached to the Company’s definitive proxy statement/prospectus relating to the Meeting filed by the Company with the Securities and Exchange Commission on January 15, 2025 (the “Proxy Statement”) as Annex A, as amended by the Omnibus Amendment, dated as of December 20, 2024, a copy of which is attached to the Proxy Statement as Annex A-1, pursuant to which, among other things, the Company will merge with and into Merger Sub, with Merger Sub surviving the merger as a wholly owned subsidiary of Aurous Resources (the “Business Combination”), in accordance with the terms and subject to the conditions of the Business Combination Agreement (the “Business Combination Proposal”);

●	to authorize, approve, ratify and confirm in all respects, by a special resolution, the Plan of Merger, by and among the Company and Merger Sub, substantially in the form attached to the Proxy Statement as Annex B (including the annexures thereto, the “Plan of Merger”) and all the undertaking, property and liabilities of the Company vest in Merger Sub by virtue of such merger pursuant to the Companies Act (as amended) of the Cayman Islands, the merger of the Company with and into Merger Sub with Merger Sub surviving the merger, and the Company’s entry into the Plan of Merger (the “Merger Proposal”);

●	to adopt, ratify, approve and confirm in all respects, by an ordinary resolution, the 2024 Equity Incentive Plan, a copy of which is attached to the Proxy Statement as Annex C and any form award agreement thereunder (the “Equity Incentive Plan Proposal” and together with the Business Combination Proposal and the Merger Proposal, the “Proposals”); and

●	to adjourn, by an ordinary resolution, the Meeting to a later date or dates, if necessary, to be determined by the Rigel Board (as defined in the Proxy Statement) (i) to ensure that any supplement or amendment to the Proxy Statement is provided to Rigel’s shareholders, (ii) in order to solicit additional proxies from Rigel’s shareholders in favor of any of the other Proposals being presented or (iii) only with the prior written consent of the Target Companies, for the purposes of satisfying the Available Cash Condition (as defined in the Proxy Statement)(the “Adjournment Proposal”)

●	The Business Combination Proposal, Merger Proposal and Equity Incentive Plan Proposal were approved. As there were sufficient votes to approve the Proposals, the Adjournment Proposal was not presented to the Company’s shareholders.

In connection with the 2025 Extraordinary General Meeting, shareholders holding 6,369,522 Class A Ordinary Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account upon the consummation of the business combination. The Company intends to consummate the Business Combination as soon as possible, subject to the satisfaction or waiver of all other closing conditions, and may accept reversals of redemption requests prior to the closing of the Business Combination. In addition to the Available Cash Condition (as defined in the Business Combination Agreement), the completion of the Business Combination is conditioned on the satisfaction or waiver of certain other closing conditions that are not within Rigel’s, Aurous Resources’ or the Target Companies’ control, including, among other things, (i) receipt of approval for listing on the Nasdaq Stock Market LLC (“NASDAQ”) of the Aurous Resources ordinary shares and Aurous Resources public warrants to be issued in connection with the transactions contemplated by the Business Combination Agreement and (ii) receipt of certain required regulatory approvals, including by the Financial Surveillance Department of the South African Reserve Bank, that have yet to be obtained. The parties to the Business Combination Agreement may not satisfy all of the conditions to the closing in the Business Combination Agreement and, accordingly, the transactions contemplated therein may not be completed. If the closing conditions are not satisfied or waived, the Business Combination will not occur.

Results of Operations

As of December 31, 2024, we have neither engaged in any operations nor generated any revenues. Our only activities since April 6, 2021 (inception) through December 31, 2024 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for our Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We have generated non-operating income in the form of (i) prior to August 15, 2023, interest income on marketable securities held in the trust account and (ii) since August 15, 2023, interest income on cash held in an interest bearing demand deposit account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence on prospective Business Combination candidates.

For the year ended December 31, 2024, we had net loss of $7,759,598 which consists of interest income on funds held in the trust account of $8,592,471, a change in fair value of the convertible notes of $1,921,110, a gain on waiver of deferred underwriting commission of $680,400 and a change in fair value of the derivative liabilities of $7,607,425 and operating costs of $7,503,934.

For the year ended December 31, 2023, we had net income of $7,472,703 which consists of interest income on funds held in the trust account of $13,460,331, a change in fair value of the convertible notes of $8,792, partially offset by a loss in fair value of the derivative liabilities of $3,545,682 and by operating costs of $2,450,738.

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

As of December 31, 2024, the Company had funds held in the Trust Account of $83,293,711. On May 8, 2023, the Sponsor deposited an aggregate of $3,000,000 into the Trust Account in order to extend the period of time the Company has to consummate its initial Business Combination by three months, from May 9, 2023 to August 9, 2023. On August 8, 2023, the Charter Amendments became effective and the period of time the Company has to consummate its initial Business Combination was extended up to August 9, 2024. On August 9, 2023, August 31, 2023, September 29, 2023, October 31, 2023, November 30, 2023, and December 28, 2023, the Sponsor made contributions of $248,387, $350,000, $350,000, $200,000, and $550,000 respectively, to the Trust Account under the Second Extension Loan. In connection with the Charter Amendments, the holders of 5,429,967 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.73 per share, for an aggregate redemption amount of $58,279,780. On August 10, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of the Company’s initial Business Combination or the liquidation of the Company. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, if any and up to $100,000 of dissolution expenses.

As of December 31, 2023, we had marketable securities held in the trust account of $270,667,736, consisting of U.S. Treasury Bills with a maturity of 180 days or less.

For the year ended December 31, 2024, cash used in operating activities was $4,421,780. Net Loss was $7,759,598, primarily as a result of a change in fair value of convertible notes of $1,921,110, a change in the fair value of derivative liabilities of $7,607,425, a gain on waiver of deferred underwriting commission of $680,400, and interest income on funds held in the trust account of $8,592,471. Changes in operating assets and liabilities provided cash of $3,082,154 in operating activities. For the year ended December 31, 2023, cash used in operating activities was $1,724,125. Net income was $7,472,703 primarily as a result of a gain in fair value of convertible note of $8,792, a loss in fair value of the derivative liabilities of $3,545,682 and interest income on funds held in the trust account of $13,460,331. Changes in operating assets and liabilities provided cash of $726,613 in operating activities.

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

As of December 31, 2024, we had cash of $148,968 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an initial Business Combination.

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

Pursuant to the convertible promissory note dated as of May 8, 2023 (the “First Extension Loan”), the Sponsor advanced $3,000,000 in connection with the extension of the period of time the Company has to consummate its initial Business Combination from May 9, 2023 to August 9, 2023. Up to $3,000,000 of the loans under the First Extension Loan can be settled in whole warrants to purchase Class A ordinary shares at a conversion price equal to $1.00 per warrant upon maturity or prepayment of the First Extension Loan. The loans under the First Extension Loan will not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the First Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the First Extension Loan may be prepaid at any time by the Company, at its election and without penalty. As of December 31, 2024 and 2023, there was $3,000,000 and $3,000,000 outstanding under the First Extension Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On December 28, 2023, the Company amended and restated: (i) that the First Extension Loan and (ii) the Second Extension Loan (together with the First Extension Loan, the “Amended and Restated Extension Loans”) to add Orion Mine Finance GP III LP, a Cayman Islands limited partnership and an affiliate of the Sponsor, as a payee (together with the Sponsor, the “Payees”). The Amended and Restated Extension Loans will be repayable by the Company to the Payees on a pro rata basis based on the amount of the principal balance each Payee has advanced under the Amended and Restated Extension Loans. The Amended and Restated Extension Loans do not otherwise materially modify the terms of the First Extension Loan and the Second Extension Loan and are effective as of May 8, 2023 and August 9, 2023, respectively. On August 9, 2023, August 31, 2023, September 29, 2023, October 31, 2023, November 30, 2023 and December 29, 2023, the Sponsor advanced $248,387, $350,000, $350,000 and $350,000, $350,000, and $350,000 respectively to the Company under the Second Extension Loan. As of December 31, 2024 and 2023, there was $4,200,000 and $1,998,387 outstanding under the Second Extension Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On December 28, 2023, the Company entered into a Promissory Note (the “December 2023 Working Capital Loan”) with the Sponsor. Pursuant to the December 2023 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On December 28, 2023, the Company borrowed $600,000 under the December 2023 Working Capital Loan. As of December 31, 2024 and December 31, 2023, there was $1,500,000 and $600,000 outstanding under the December 2023 Working Capital Loan, respectively, and is included in convertible promissory notes – related parties on the accompanying balance sheets.

On May 30, 2024, the Company entered into a Promissory Note (the “May 2024 Working Capital Loan”) with the Sponsor. Pursuant to the May 2024 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,000,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On May 30, 2024, June 25, 2024 and July 31, 2024, the Company borrowed $250,000, $500,000 and $250,000 under the May 2024 Working Capital Loan, respectively. As of December 31, 2024 and December 31, 2023, there was $1,000,000 and $0 outstanding under the May 2024 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On August 23, 2024, the Company entered into a Promissory Note (the “August 2024 Working Capital Loan”) with the Sponsor. Pursuant to the August 2024 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On September 27, 2024, December 2, 2024 and December 27,2024 the Company borrowed $750,000, $250,000 and $500,000 under the August 2024 Working Capital Loan, respectively. As of December 31, 2024 and December 31, 2023, there was $1,500,000 and $0 outstanding under the August 2024 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On December 23, 2024, the Company entered into a Promissory Note (the “December 2024 Working Capital Loan”) with the Sponsor. Pursuant to the December 2024 Working Capital Loan, the Sponsor has agreed to loan the Company up to $1,750,000 to be used for working capital purposes. The loan will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial business combination pursuant to its amended and restated memorandum and articles of association (as amended from time to time) and the consummation of the Company’s initial business combination. On December 27, 2024, the Company borrowed $1,100,000 under the December 2024 Working Capital Loan. As of December 31, 2024 and December 31, 2023, there was $1,100,000 and $0 outstanding under the December 2024 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriter was entitled to a cash underwriting discount of $0.20 per Unit, or $6,000,000 which was paid upon the closing of the Initial Public Offering. In addition, the underwriter was entitled to a deferred fee of $0.35 per Unit, or $10,500,000. The deferred fee would have become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. During the three months ended March 31, 2024, the Company obtained a waiver of the deferred commission from the underwriter. As a result, the Company recorded a reduction of $10,500,000 of deferred underwriting fees payable and a gain on the waiver of deferred underwriting commission payable in the period ending March 31, 2024.

As of December 31, 2024 and 2023, the Company had incurred legal fees related to the Initial Public Offering and general corporate services of approximately $3,415,000 and $491,700, respectively. Approximately $378,300 of these fees will only become due and payable upon the consummation of a Business Combination. As of December 31, 2024 and 2023, the outstanding balance of the legal fees is in accrued offering costs of approximately $378,300. As of December 31, 2024 and 2023, the Company had accrued expenses of approximately $3,037,000 and $113,400, respectively, on the balance sheets.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2024 and 2023, the Class A ordinary shares subject to possible redemption in the amount of $83,293,711 and $270,667,736 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

In connection with the 2024 Extension Amendment, the holders of 17,440,475 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.40 per share, for an aggregate redemption amount of $198,881,065, leaving approximately $81,301,345 in the Company’s trust account.

In connection with the 2025 Extraordinary General Meeting, shareholders holding 6,369,522 Class A Ordinary Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account upon the consummation of the business combination. The Company intends to consummate the Business Combination as soon as possible, subject to the satisfaction or waiver of all other closing conditions, and may accept reversals of redemption requests prior to the closing of the Business Combination. In addition to the Available Cash Condition (as defined in the Business Combination Agreement), the completion of the Business Combination is conditioned on the satisfaction or waiver of certain other closing conditions that are not within Rigel’s, Aurous Resources’ or the Target Companies’ control, including, among other things, (i) receipt of approval for listing on the Nasdaq Stock Market LLC (“NASDAQ”) of the Aurous Resources ordinary shares and Aurous Resources public warrants to be issued in connection with the transactions contemplated by the Business Combination Agreement and (ii) receipt of certain required regulatory approvals, including by the Financial Surveillance Department of the South African Reserve Bank, that have yet to be obtained. The parties to the Business Combination Agreement may not satisfy all of the conditions to the closing in the Business Combination Agreement and, accordingly, the transactions contemplated therein may not be completed. If the closing conditions are not satisfied or waived, the Business Combination will not occur.

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

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting – Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Operating segments are defined as components of an enterprise that engage in business activity for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”), in deciding how to allocate resources and to access performance. The Company’s Chief Financial Officer is the CODM. The Company is a non-revenue generating entity formed solely for the purpose of effectuating a business combination transaction. The CODM reviews the Company’s operations and manages expenses incurred on a consolidated basis. Accordingly the Company has a single reporting segment. The CODM assesses performance of the reportable segment and decides how to allocate resources based on net loss that also is reported on the consolidated statement of operations as consolidated net loss. The Company does not have intra-entity transfers.

This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of December 31, 2024, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures.

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

None.

Item 9.A. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, and noted the following deficiency that we believe to be a material weakness in internal controls over financial reporting: the Company’s processes to ensure its financial statements were properly presented in accordance with GAAP did not operate effectively. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2024.

During the year ended December 31, 2024, we have sought to remediate the material weakness and will continue to take remediation steps, including devoting additional resources to the improvement of our internal control over financial reporting as it relates to the accounting treatment for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we are enhancing these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our securities and financial statements. We have also added additional layers of management oversight on the accrual of operating expenses and valuation of complex financial instruments. As we continue to evaluate and improve our internal control over financial reporting, management will review and make necessary changes to the overall design of our internal controls. While we believe these efforts will remediate the material weakness, the material weakness cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 (the “Evaluation Date”). In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of the Evaluation Date, our Company’s internal control over financial reporting was deemed not effective due to the material weakness described above.

Changes in Internal Control over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2024, covered by this Annual Report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B. Other Information.

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officer are as follows:

Name	Age	Title
Oskar Lewnowski	59	Chairman of the Board of Directors
Jonathan Lamb	40	Chief Executive Officer, Director
Nathanael Abebe	39	President, Director
Jeff Feeley	46	Chief Financial Officer
Christine Coignard	61	Director
Kelvin Dushnisky	61	Director
L. Peter O’Hagan	62	Director
Timothy Keating	51	Director

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

Potential investors should also be aware of the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a description of our management’s other affiliations, see “Item 10. - Directors, Executive Officers and Corporate Governance.”

●	Our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial Business Combination by May 9, 2025. However, if our initial shareholders (or any of our directors, officers or affiliates) acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to consummate our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. Pursuant to a letter agreement that our initial shareholders, directors and officers have entered into with us, with certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (1) one year after the completion of our initial Business Combination; and (2) subsequent to our initial Business Combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial Business Combination. Since our Sponsor and directors and officers may directly or indirectly own ordinary shares and warrants following the Initial Public Offering, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Business Combination.

●	Our directors and officers may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial Business Combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us at March 21, 2025 with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our directors and officers; and

●	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of March 21, 2025.

	Class A Ordinary Shares		Class B Ordinary Shares(2)
Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares	Number of Ordinary Shares Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares
Rigel Resource Acquisition Holding LLC (our Sponsor)(3)	-	-	5,905,000	78.73%
Oskar Lewnowski(3)	-	-	7,075,000	94.33%
Jonathan Lamb	-	-	-	-
Nathanael Abebe	-	-	155,000	*
Jeff Feeley	-	-	-	-
Christine Coignard	-	-	52,500	*
Kelvin Dushnisky	-	-	47,500	*
L. Peter O’Hagan	-	-	135,000	*
Timothy Keating	-	-	35,000	*
All directors and officers as a group (eight individuals)	-	-	7,500,000	100.0%

Five Percent Holders
Centiva Capital, LP(4)	520,575	8.11%	-	-
DUMAC Inc.(5)	1,000,000	15.57%
Westchester Capital Management, LLC(6)	1,882,289	29.31%
Mizuho Financial Group, Inc.(7)	640,519	9.97%
Meteora Capital, LLC(8)	600,000	9.34%
TD Securities (USA) LLC(9)	443,801	6.91%
Sculptor Capital LP(10)	654,262	10.19%
ISC Opportunities, Ltd.(11)	680,000	10.59%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Rigel Resource Acquisition Corp, 7 Bryant Park, 1045 Avenue of the Americas, Floor 25, New York, NY 10018.
(2)	Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-260356).
(3)	Rigel Resource Acquisition Holding LLC, our Sponsor, is the record holder of the Class B ordinary shares reported herein. The sole member of the Sponsor is Orion Mine Finance Fund III, LP, a limited partnership whose general partner is Orion Mine Finance GP III LP. Orion Mine Finance GP III LP is a limited partnership whose general partner is a limited liability company of which Oskar Lewnowski is indirectly the sole voting member. Mr. Lewnowski, by virtue of his indirect voting control of Orion Mine Finance Fund III LP has the investment and voting control of Rigel Resource Acquisition Holding LLC, and therefore may be deemed to have beneficial ownership of the ordinary shares held directly by our Sponsor. Orion Mine Finance GP III LP directly holds 1,170,000 Founder Shares as a permitted transferee under the letter agreement.

(4)	According to a Schedule 13G filed with the SEC on September 30, 2024, Centiva Capital, LP and Centiva Capital GP, LLC each has voting and dipositive power over the 520,575 Class A ordinary shares reported therein. Centiva Capital, LP (the "Investment Manager"), is the investment manager of certain affiliated funds (the "Centiva Capital Funds") with respect to the 520,575 Class A ordinary shares. Centiva Capital GP, LLC, the general partner of the Investment Manager and the Centiva Capital Funds, with respect to the 520,575 Class A ordinary shares held by the Centiva Capital Funds. The address of this reporting person is 55 Hudson Yards, Suite 22A, New York, NY 10001.
(5)	According to Schedule 13G filed by Duke University, The Duke Endowment, Employees’ Retirement Plan of Duke University, Gothic Corporation, Duke University Health System, Inc., Gothic HSP Corporation, and DUMAC, Inc. (“DUMAC”), on November 13, 2024, DUMAC, Inc. and the Duke University exercise sole voting and investment power over 1,000,000 Rigel Class A Ordinary Shares. DUMAC, a PIPE Investor, is a North Carolina non-profit corporation. DUMAC manages the investment of endowment and other assets of Duke University, The Duke Endowment, Duke University Health System, Inc. and the Employees’ Retirement Plan of Duke University. DUMAC does not hold legal title to its clients’ assets. The members of the board of directors of DUMAC are appointed by the executive committee of the board of trustees of Duke University. The Duke Endowment, a charitable trust, indirectly holds and beneficially owns 192,000 Rigel Class A Ordinary Shares through G JBD LLC, a single member limited liability company wholly owned by The Duke Endowment. Employees’ Retirement Plan of Duke University, a non-profit defined benefit plan, indirectly holds and beneficially owns 109,000 Rigel Class A Ordinary Shares through G ERP LLC, a single member limited liability company wholly owned by Employees’ Retirement Plan of Duke University. Gothic Corporation (“Gothic”), a non-profit corporation, holds assets, including Rigel Class A Ordinary Shares, as a charitable support corporation for Duke University. Gothic indirectly holds and beneficially owns 548,000 Rigel Class A Ordinary Shares through G LTP LLC, a single member limited liability company wholly owned by Gothic. The members of the board of directors of Gothic are appointed by the executive committee of the board of trustees of Duke University. Gothic HSP Corporation (“Gothic HSP”), a non-profit corporation, holds assets, including Rigel Class A Ordinary Shares, as a charitable support corporation for Duke University Health System, Inc. Gothic HSP indirectly holds and beneficially owns 151,000 Rigel Class A Ordinary Shares through G HSP LLC, a single member limited liability company wholly owned by Gothic HSP. The members of the board of directors of Gothic HSP are appointed by the board of directors of Duke University Health System, Inc. The members of the board of directors of Duke University Health System, Inc. are appointed by the executive committee of the board of trustees of Duke University. DUMAC exercises voting and investment discretion over the Rigel Class A Ordinary Shares indirectly held and beneficially owned by Gothic and Gothic HSP. The business address of these reporting persons DUMAC, Inc. 280 S Mangum St., Suite 210, Durham, NC 27701.
(6)	According to a Schedule 13G filed by such persons as a group with the SEC on February 14, 2024, (i) Westchester Capital Management, LLC, a Delaware limited liability company (“Westchester”), may be deemed the beneficial owner of 1,882,289 Class A ordinary shares, as a result of holding, directly or indirectly, 1,681,468 Class A ordinary shares with shared voting and dispositive power and 200,821 Class A ordinary shares with sole voting and dispositive power, (ii) Westchester Capital Partners, LLC, a Delaware limited liability company (“WCP”), may be deemed the beneficial owner of 17,692 Class A ordinary shares with sole voting and dispositive power, (iii) Virtus Investment Advisers, Inc., a Massachusetts corporation (“Virtus”), may be deemed the beneficial owner of 1,681,468 Class A ordinary shares with shared voting and dispositive power and (iv) The Merger Fund, a Massachusetts business trust (“MF”), may be deemed the beneficial owner of 1,428,308 Class A ordinary shares with shared voting and dispositive power. Westchester and WCP are located at 100 Summit Drive, Valhalla, NY 10595, Virtus is located at One Financial Plaza, Hartford, CT 06103, and MF is located at 101 Munson Street, Greenfield, MA 01301-9683. Virtus, a registered investment adviser, serves as the investment adviser to each of MF, The Merger Fund VL (“MF VL”), Virtus Westchester Event-Driven Fund (“EDF”) and Virtus Westchester Credit Event Fund (“CEF”). Westchester, a registered investment adviser, serves as sub-advisor to each of MF, MF VL, EDF, CEF, JNL/Westchester Capital Event Driven Fund (“JNL”), JNL Multi-Manager Alternative Fund (“JARB”) and Principal Funds, Inc. - Global Multi-Strategy Fund (“PRIN”). WCP, a registered investment adviser, serves as investment adviser to Westchester Capital Master Trust (“Master Trust”, together with MF, MF VL, EDF, CEF, JNL, JARB and PRIN, the “Funds”). The Funds directly hold Class A ordinary shares for the benefit of the investors in those Funds. Mr. Roy Behren and Mr. Michael T. Shannon each serve as Co-Presidents of Westchester and WCP. Westchester and WCP often make acquisitions in, and dispose of, securities of an issuer on the same terms and conditions and at the same time. Based on the foregoing and the relationships described herein, these parties may be deemed to constitute a “group” for purposes of Section 13(g)(3) of the Act. The filing of this statement shall not be construed as an admission that the reporting persons are a group, or have agreed to act as a group.

(7)	According to a Schedule 13G filed with the SEC on February 13, 2025, Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed the indirect beneficial owners of the Class A ordinary shares reported herein. The business address of this reporting person is 1-5-5, Otemachi, Chiyoda-ku, Tokyo 100-8176, Japan.
(8)	According to a Schedule 13G filed with the SEC on February 13, 2025, Meteora Capital, LLC has sole voting and dispositive power over the 600,000 Class A ordinary shares reported herein. Vik Mittal serves as the managing member of Meteora Capital, LLC. The address of the principal place of business for Meteora Capital, LLC and Vik Mittal is 1200 N Federal Hway, #200, Boca Rotan, FL, 33432.
(9)	According to Schedule 13G/A filed with the SEC on February 13, 2025, TD Securities (USA) LLC (“TDS”) has the sole voting and dispositive power of 443,801 Class A ordinary shares. Toronto Dominion Holdings (U.S.A.), Inc. (“TDH”) is the sole owner of TDS. TD Group US Holdings LLC (“TD GUS”) is the sole owner of TDH. Toronto Dominion Bank (“TD Bank”) is the sole owner of TD GUS. TDH, TD GUS and TD Bank may be deemed to hold an indirect interest in the 443,801 Class A ordinary shares by virtue of their ownership of TDS. The address of TDS’ principal office and TDH’s principal office is One Vanderbilt Avenue, New York, New York 10017. The address of TD GUS’ principal office is 251 Little Falls Drive, Wellington, Delaware 19808. The address of TD Bank’s principal office is Toronto-Dominion Centre, 66 Wellington Street West, 12th Floor, TD Tower, Toronto, Ontario, Canada M5K 1A2.
(10)	According to Schedule 13G filed with the SEC on November 19, 2024, Sculptor Capital LP (“Sculptor”) (the principal investment manager to a number of private funds and discretionary accounts (collectively, the “Accounts”)), Sculptor Capital II LP (“Sculptor-II”), Sculptor Capital Holding Corporation (“SCHC”), Sculptor Capital Holding II LLC (“SCHC-II”), Sculptor Capital Management, Inc. (“SCU”), Sculptor Master Fund, Ltd. (“SCMF”), Sculptor Special Funding, LP (“NRMD”) and Sculptor SC II LP (“NJGC”) have the shared voting and dispositive power of the shares of Class A ordinary shares reported herein. Sculptor and Sculptor-II serve as the principal investment managers to the Accounts and thus may be deemed beneficial owners of the Class A ordinary shares in the Accounts managed by Sculptor and Sculptor-II. SCHC-II serves as the sole general partner of Sculptor-II and is wholly owned by Sculptor. SCHC serves as the sole general partner of Sculptor. As such, SCHC and SCHC-II may be deemed to control Sculptor as well as Sculptor-II and, therefore, may be deemed to be the beneficial owners of the Class A ordinary shares reported herein. SCU is the sole shareholder of SCHC, and may be deemed a beneficial owner of the Class A ordinary shares reported herein. The address of this reporting person is 9 West 57th Street, New York, New York 10019.
(11)	According to Schedule 13G filed by ICS Opportunities, Ltd., Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander (collectively, the “Millennium Parities”) with the SEC on August 13, 2024, the Rigel Class A Ordinary Shares may be deemed to be beneficially owned by the Millennium Parties. The business address of this reporting person is 399 Park Avenue, New York, New York 10022.

Our initial shareholders beneficially own 51.3% of the issued and outstanding ordinary shares as of December 31, 2024, and will have the right to elect all of our directors prior to our initial Business Combination as a result of holding all of the Founder Shares. Holders of our Public Shares will not have the right to appoint any directors to our board of directors prior to our initial Business Combination. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended Charter and approval of significant corporate transactions.

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

If we do not complete an Initial Business Combination by May 9, 2025, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our Public Shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

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

On May 18, 2022, the Company entered into a Working Capital Loan with the Sponsor in an aggregate principal amount of up to $1,500,000. On May 20, 2022, the Sponsor advanced $300,000 to the Company under the Working Capital Loans. On February 21, 2023, the Company drew down additional $250,000 on the Working Capital Loans. On September 29, 2023, the Company drew down additional $200,000 on the Working Capital Loan. On November 30, 2023, and December 28, 2023, the company drew down additional $200,000, and $550,000, respectively. As of December 31, 2024 and 2023, there was $1,500,000 and $1,500,000 outstanding under the Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On December 28, 2023, the Company entered into a Promissory Note (the “December 2023 Working Capital Loan”) with the Sponsor. Pursuant to the December 2023 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On December 28, 2023, January 25, 2024 and May 9, 2024, the Company borrowed $600,000, $800,000 and $100,000 under the December 2023 Working Capital Loan, respectively. As of December 31, 2024 and December 31, 2023, there was $1,500,000 and $600,000 outstanding under the December 2023 Working Capital Loan, respectively, and is included in convertible promissory notes – related parties on the accompanying balance sheets.

On May 30, 2024, the Company entered into a Promissory Note (the “May 2024 Working Capital Loan”) with the Sponsor. Pursuant to the May 2024 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,000,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On May 30, 2024, June 25, 2024 and July 31, 2024, the Company borrowed $250,000, $500,000 and $250,000 under the May 2024 Working Capital Loan, respectively. As of December 31, 2024 and December 31, 2023, there was $1,000,000 and $0 outstanding under the May 2024 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On August 23, 2024, the Company entered into a Promissory Note (the “August 2024 Working Capital Loan”) with the Sponsor. Pursuant to the August 2024 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On September 27, 2024, December 2, 2024 and December 27,2024 the Company borrowed $750,000, $250,000 and $500,000 under the August 2024 Working Capital Loan, respectively. As of December 31, 2024 and December 31, 2023, there was $1,500,000 and $0 outstanding under the August 2024 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On December 23, 2024, the Company entered into a Promissory Note (the “December 2024 Working Capital Loan”) with the Sponsor. Pursuant to the December 2024 Working Capital Loan, the Sponsor has agreed to loan the Company up to $1,750,000 to be used for working capital purposes. The loan will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial business combination pursuant to its amended and restated memorandum and articles of association (as amended from time to time) and the consummation of the Company’s initial business combination. On December 27, 2024, the Company borrowed $1,100,000 under the December 2024 Working Capital Loan. As of December 31, 2024 and December 31, 2023, there was $1,100,000 and $0 outstanding under the December 2024 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On January 9, 2025, February 7, 2025 and March 9, 2025, the Sponsor and Orion GP made aggregate contributions of approximately $142,591, $142,591 and $142,591, respectively, to the Trust Account under the Third Extension Loan.

On May 30, 2024, the Company entered into a Promissory Note (the “May 2024 Working Capital Loan”) with the Sponsor. Pursuant to the May 2024 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,000,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On May 30, 2024, June 25, 2024 and July 31, 2024, the Company borrowed $250,000, $500,000 and $250,000 under the May 2024 Working Capital Loan, respectively. As of December 31, 2024 and December 31, 2023, there was $1,000,000 and $0 outstanding under the May 2024 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

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

On August 23, 2024, the Company entered into a Promissory Note (the “August 2024 Working Capital Loan”) with the Sponsor. Pursuant to the August 2024 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On September 27, 2024, December 2, 2024 and December 27, 2024 the Company borrowed $750,000, $250,000 and $500,000 under the August 2024 Working Capital Loan, respectively. As of December 31, 2024 and December 31, 2023, there was $1,500,000 and $0 outstanding under the August 2024 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On December 23, 2024, the Company entered into a Promissory Note (the “December 2024 Working Capital Loan”) with the Sponsor. Pursuant to the December 2024 Working Capital Loan, the Sponsor has agreed to loan the Company up to $1,750,000 to be used for working capital purposes. The loan will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial business combination pursuant to its amended and restated memorandum and articles of association (as amended from time to time) and the consummation of the Company’s initial business combination. On December 27, 2024, the Company borrowed $1,100,000 under the December 2024 Working Capital Loan. As of December 31, 2024 and December 31, 2023, there was $1,100,000 and $0 outstanding under the December 2024 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On January 9, 2025, February 7, 2025 and March 9, 2025, the Sponsor and Orion GP made aggregate contributions of approximately $142,591, $142,591 and $142,591, respectively, to the Trust Account under the Third Extension Loan.

Administrative Services Agreement

Commencing on the date the Units were first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the years ended December 31, 2024 and 2023, the Company recorded $120,000 and $120,000 of administrative fees, respectively.

Item 14. Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Audit Fees(1)	$226,450	92,700
Audit-Related Fees(2)	$33,475	-
Tax Fees(3)	$-	-
All Other Fees(4)	$-	-
Total	$259,925	92,700

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q and F-4 for the respective periods and other required filings with the SEC for the years ended December 31, 2024 and 2023. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum for tax planning and tax advice during the years ended December 31, 2024 and 2023.
(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related to the potential Business Combination. We did not pay Marcum for other services during the years ended December 31, 2024 and 2023.

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

No.	Description of Exhibits
2.1+(1)	Business Combination Agreement, dated March 11, 2024, by and among Blyvoor Gold Resources Proprietary Limited, Blyvoor Gold Operations Proprietary Limited, Rigel Resource Acquisition Corp, RRAC NewCo, and RRAC Merger Sub.
2.2(1)	Exchange Agreement, dated March 11, 2024, by and among RRAC NewCo, Blyvoor Gold Proprietary Limited, Orion Mine Finance Fund II L.P., Blyvoor Gold Operations Proprietary Limited and Blyvoor Gold Resources Proprietary Limited.
2.3(8)	Omnibus Amendment, dated as of October 17, 2024, by and among Rigel Resource Acquisition Corp, Blyvoor Gold Resources Proprietary Limited, Blyvoor Gold Operations Proprietary Limited, Aurous Resources, RRAC Merger Sub and Rigel Resource Acquisition Holding, LLC.
2.4(7)	Amended and Restated Omnibus Amendment, dated as of December 20, 2024, by and among Rigel Resource Acquisition Corp, Blyvoor Gold Resources Proprietary Limited, Blyvoor Gold Operations Proprietary Limited, Aurous Resources, RRAC Merger Sub and Rigel Resource Acquisition Holding, LLC.
3.1(2)	Amended and Restated Memorandum and Articles of Association of the Company.
3.2(3)	Amendment to Amended and Restated Memorandum and Articles of Association of the Company.
4.2(4)	Description of the Company’s Securities.
14.1(4)	Code of Ethics and Business Conduct of the Company.
10.1(3)	Convertible Promissory Note, dated as of May 8, 2023, by and between the Company and Rigel Resource Acquisition Holding LLC.
10.2(3)	Convertible Promissory Note, dated as of August 9, 2023, by and between the Company and Rigel Resource Acquisition Holding LLC.
10.3(5)	Amendment No. 1 to the Investment Management Trust Agreement, dated as of October 5, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.4(6)	Promissory Note, dated as of December 28, 2023, by and between Rigel Resource Acquisition Corp and Rigel Resource Acquisition Holding LLC.
10.5(6)	Amended and Restated Convertible Promissory Note, dated as of December 28, 2023, by and between Rigel Resource Acquisition Corp, Rigel Resource Acquisition Holding LLC and Orion Mine Finance GP III LP.
10.6(6)	Amended and Restated Convertible Promissory Note, dated as of December 28, 2023, by and between Rigel Resource Acquisition Corp, Rigel Resource Acquisition Holding LLC and Orion Mine Finance GP III LP.
10.7+(1)	Sponsor Support Agreement, dated March 11, 2024, by and among Rigel Resource Acquisition Holding LLC, Rigel Resource Acquisition Corp, Blyvoor Gold Resources Proprietary Limited, Blyvoor Gold Operations Proprietary Limited and the persons set forth on Schedule I thereto.
10.8(1)	Form of Subscription Agreement.
10.9(7)	Promissory Note, dated as of December 23, 2024, by and between Rigel Resource Acquisition Corp and Rigel Resource Acquisition Holding LLC.
10.10(8)	Joinder to Sponsor Support Agreement, dated as of October 17, 2024, by and among Rigel Resource Acquisition Holding LLC, Rigel Resource Acquisition Corp, Aurous Resources, Blyvoor Gold Resources Proprietary Limited, Blyvoor Gold Operations Proprietary Limited, Orion Mine Finance GP III LP, Orion Mine Finance Fund III LP.
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1(9)	Clawback Policy of the Company.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) and Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 11, 2024.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 9, 2021.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 10, 2023.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2022.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 11, 2023.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 29, 2023.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 27, 2024.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2024.
(9)	Incorporated by reference ot the Company’s Annual Report on Form 10-K filed on March 22, 2024.

Item 16. Form 10-K Summary.

None.

RIGEL RESOURCE ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Rigel Resource Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rigel Resource Acquisition Corp. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and does not have adequate liquidity to sustain operations. In addition, the Company currently has less than 12 months from the date the financial statements were issued to complete a business combination transaction. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Los Angeles, CA
March 21, 2025

RIGEL RESOURCE ACQUISITION CORP

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash	$148,968	$70,748
Prepaid expenses	76,709	55,414
Total Current Assets	225,677	126,162

Cash and investments held in the Trust Account	83,293,711	270,667,736
Total Assets	$83,519,388	$270,793,898

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$3,809,728	$706,279
Accrued offering costs	378,324	378,324
Convertible promissory notes - related parties	13,697,950	5,556,896
Total Current Liabilities	17,886,002	6,641,499

Derivative liabilities	16,098,952	8,491,527
Deferred underwriting commission	-	10,500,000
Total Liabilities	33,984,954	25,633,026

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption; 7,129,558 and 24,570,033 shares (at redemption value of $11.68 and $11.02 per share as of December 31, 2024 and 2023, respectively)	83,293,711	270,667,736

Shareholders’ deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, no shares issued and outstanding at December 31, 2024 and 2023 (excluding 7,129,558 and 24,570,033 shares subject to possible redemption, respectively)	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 7,500,000 shares issued and outstanding at December 31, 2024 and 2023	750	750
Additional paid-in capital	-	-
Accumulated deficit	(33,760,027)	(25,507,614)
Total Shareholders’ Deficit	(33,759,277)	(25,506,864)
Total Liabilities, Ordinary Shares subject to Possible Redemption and Shareholders’ Deficit	$83,519,388	$270,793,898

The accompanying notes are an integral part of these consolidated financial statements.

RIGEL RESOURCE ACQUISITION CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2024	December 31, 2023
EXPENSES
Administration fee – related party	$120,000	$120,000
General and administrative	7,383,934	2,330,738
TOTAL EXPENSES	7,503,934	2,450,738

OTHER INCOME (EXPENSE)
Income earned on cash and investments held in Trust Account	8,592,471	13,460,331
Gain on waiver of deferred underwriting commission	680,400	-
Change in fair value of convertible promissory notes - related parties	(1,921,110)	8,792
Change in fair value of derivative liabilities	(7,607,425)	(3,545,682)
TOTAL OTHER INCOME (EXPENSE), NET	(255,664)	9,923,441

Net income (loss)	$(7,759,598)	$7,472,703

Weighted average number of Class A ordinary shares outstanding, basic and diluted	17,708,207	27,887,520
Basic and diluted net income (loss) per Class A ordinary share	$(0.31)	$0.21

Weighted average number of Class B ordinary shares outstanding, basic and diluted	7,500,000	7,500,000
Basic and diluted net income (loss) per Class B ordinary share	$(0.31)	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

Rigel Resource Acquisition Corp

CONSOLIDATED STATEMENTS OF CHANGES IN SHareHOLDERS’ DEFICIT

FOR THE YEARS ended DECEMBER 31, 2024 AND 2023

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	7,500,000	$750	$-	$(15,990,598)	$(15,989,848)

Related party Note Proceeds in excess of fair value	-	-	1,468,999	-	1,468,999

Remeasurement of Class A ordinary shares	-	-	(1,468,999)	1,468,999	-

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(18,458,718)	(18,458,718)

Net income	-	-	-	7,472,703	7,472,703

Balance as of December 31, 2023	7,500,000	$750	$-	$(25,507,614)	$(25,506,864)

Fair value in excess of notes payable issued	-	-	779,257	415,368	1,194,625

Waiver of deferred underwriting commission	-	-	9,819,600	-	9,819,600

Current period accretion of Class A ordinary shares to redemption value	-	-	(10,598,857)	(908,183)	(11,507,040)

Net loss	-	-	-	(7,759,598)	(7,759,598)

Balance as of December 31, 2024	7,500,000	$750	$-	$(33,760,027)	$(33,759,277)

The accompanying notes are an integral part of these consolidated financial statements.

Rigel Resource Acquisition Corp

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Cash Flows From Operating Activities:
Net income (loss)	$(7,759,598)	$7,472,703
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on cash and investments held in the Trust Account	(8,592,471)	(13,460,331)
Change in fair value of derivative liabilities	7,607,425	3,545,682
Change in fair value of convertible promissory note - related parties	1,921,110	(8,792)
Gain on waiver of deferred underwriting commission	(680,400)	-
Changes in operating assets and liabilities:
Prepaid expenses	(21,295)	426,216
Other current assets	-	-
Other assets	-	-
Accounts payable and accrued expenses	3,103,449	300,397
Net Cash Used In Operating Activities	(4,421,780)	(1,724,125)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(2,914,568)	(4,998,367)
Cash withdrawn from Trust Account for redemptions	198,881,065	58,279,780
Net Cash Provided By Investing Activities	195,966,497	53,281,413

Cash Flows From Financing Activities:
Payments made in relation to redemption of Class A ordinary shares	(198,881,065)	(58,279,780)
(Repayments of) advances from related party payables	-	(99,722)
Proceeds from convertible promissory notes – related parties	7,414,568	6,798,367
Payment of offering costs	-	(15,000)
Net Cash Used In Financing Activities	(191,466,497)	(51,596,135)

Net change in cash	78,220	(38,847)
Cash at beginning of period	70,748	109,595
Cash at end of period	$148,968	$70,748

Supplemental disclosure of non-cash financing activities:
Current period accretion to redemption value	$11,507,040	$18,458,718
Proceeds received in excess of fair value of promissory note	$1,194,625	$-
Underwriting Fee Waiver	$9,819,600	$-

The accompanying notes are an integral part of these consolidated financial statements.

RIGEL RESOURCE ACQUISITION CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

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

The Company formed RRAC NewCo which was incorporated in the Cayman Islands with Limited Liability as an Exempted Company, with effect from February 8, 2024. RRAC NewCo changed its name to Aurous Resources on May 27, 2024 as certified by the Registrar of the Companies. The Company owns no material assets and does not operate any business. Aurous Resources is a wholly owned subsidiary of the Company and was formed for the purpose of becoming the ultimate parent company of Blyvoor Gold Resources Proprietary Limited, a South African private limited liability company (“Aurous Gold”) and Blyvoor Gold Operations Proprietary Limited, a South African private limited liability company (“Gauta Tailings”) following the transactions contemplated in the Business Combination Agreement dated March 11, 2024 entered into by and among Rigel, Aurous Gold, Gauta Tailings, Aurous Resources, and RRAC Merger Sub, a Cayman Islands exempted company and wholly owned subsidiary of Aurous Resources (“Merger Sub”). Merger Sub was incorporated on February 28, 2024 to facilitate the consummation of the Business Combination Agreement. There are no other activities in the subsidiaries of the Company.

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

All activity for the period from April 6, 2021 (inception) through December 31, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, the search for a target company and costs for the current contemplated merger with Blyvoor. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

As of November 9, 2021, transaction costs amounted to $17,585,547 consisting of $6,000,000 of underwriting fees in cash, $10,500,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $1,085,547 of costs related to the Initial Public Offering. Cash of $148,968 was held outside of the Trust Account on December 31, 2024 and was available for working capital purposes.

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

On November 4, 2024, the Company received a notice from the NYSE stating that the staff of NYSE Regulation has determined to delist the Company’s Class A Ordinary Shares, Units and Public Warrants pursuant to Sections 102.06e and 802.01B of the NYSE’s Listed Company Manual because the Company failed to consummate a business combination within 36 months of its initial public offering, resulting in the NYSE delisting the Company’s Class A Ordinary Shares, Units and Public Warrants on November 5, 2024. On December 12, 2024, the Class A Ordinary Shares began trading on OTC Markets (OTCQX) under the symbol “RRACF.” The Units and Public Warrants are quoted over-the-counter under the symbols “RRAUF” and “RRAWF,” respectively.

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

In connection with the Company’s extraordinary general meeting held on August 9, 2024 (the “2024 Special Meeting”), the Company’s shareholders approved a special resolution to amend the Company’s Charter to extend the date by which the Company must either (1) consummate an initial Business Combination or (2) (i) cease its operations, except for the purpose of winding up if it fails to complete an initial Business Combination, and (ii) redeem all of the Public Shares, from August 9, 2024 to May 9, 2025 (the “2024 Extension Amendment”). In connection with the 2024 Extension Amendment, the holders of 17,440,475 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.40 per share, for an aggregate redemption amount of $198,881,065, leaving approximately $81,301,345 in the Company’s trust account.

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

Pursuant to the Convertible Promissory Note dated as of August 12, 2024 (the “Third Extension Loan”), the Sponsor and Orion GP have agreed that they will contribute to the Company as a loan (each loan being referred to herein as a “Third Extension Loan Contribution”) of $0.02 for each Public Share that was not redeemed in connection with the 2024 Special Meeting for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve an initial Business Combination and (ii) May 9, 2025. The Third Extension Loan Contributions will be deposited into the Company’s trust account. Loans under the Third Extension Loan can be settled in whole warrants to purchase Class A Ordinary Shares of the Company at a conversion price equal to $1.00 per warrant. The Third Extension Loan will not bear any interest and will be repayable by the Company upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the Third Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Third Extension Loan may be prepaid at any time by the Company, at its election and without penalty. On August 13, 2024, September 9, 2024, October 8, 2024, November 8, 2024 and December 8, 2024 the Sponsor and Orion GP made aggregate contributions of approximately $142,591, $142,591, $142,591, $142,591 and $142,591, respectively, to the Trust Account under the Third Extension Loan.

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

Going Concern Considerations

As of December 31, 2024, the Company had cash of $148,968 and working capital deficit of $17,660,325.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company currently has less than 12 months from the date these consolidated financial statements were issued to complete a Business Combination transaction. If the Company is unsuccessful in consummating an initial Business Combination by May 9, 2025, per the mandatory liquidation requirement, the Company must cease all operations, redeem the Public Shares and thereafter liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company does not have adequate liquidity to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the consolidated financial statements are issued. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the Combination Period. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management is currently evaluating the impact of the invasion by Russia of Ukraine and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or significant outbreaks of infectious diseases on the industry and has concluded that while it is reasonably possible that such events could have a negative effect on the Company’s financial position, results of its operations and/or search for and consummation of a business combination with a target company, the specific impacts are not readily determinable as of the date of these consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company’s significant estimates and assumptions include the fair value of the related parties convertible notes and the change in fair value of the derivative liabilities. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from those estimates.

Cash and Investments held in Trust Account

At December 31, 2024, the Company had approximately $83.3 million in cash held in the Trust Account. At December 31, 2023, the Company had approximately $270.7 million in treasury securities held in the Trust Account. On August 10, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of the Company’s initial Business Combination or the liquidation of the Company. On October 5, 2023, the Company and Continental Stock Transfer & Trust Company (“CST”) entered into an amendment to the Investment Management Trust Agreement, dated as of November 4, 2021, between the Company and CST, in connection with CST holding the funds in the Trust Account in an interest-bearing demand deposit bank account.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2024 and 2023, the Class A ordinary shares subject to possible redemption in the amount of approximately $83.3 million and $270.7 million are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Class A ordinary shares
Numerator: Income (loss) allocable to Class A ordinary shares	$(5,450,946)	$5,888,945
Denominator:
Basic and diluted weighted average shares outstanding	17,708,207	27,887,520
Basic and diluted net income (loss) per ordinary share	$(0.31)	$0.21

Class B ordinary shares
Numerator: Income (loss) allocable to Class B ordinary shares	$(2,308,652)	$1,583,758
Denominator:
Basic and diluted weighted average shares outstanding	7,500,000	7,500,000
Basic and diluted net income (loss) per share, Class B ordinary share	$(0.31)	$0.21

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. Under Cayman Islands regulations, the Company is not subject to tax on shareholder redemptions.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting – Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Operating segments are defined as components of an enterprise that engage in business activity for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”), in deciding how to allocate resources and to access performance. The Company’s Chief Financial Officer is the CODM. The Company is a non-revenue generating entity formed solely for the purpose of effectuating a business combination transaction. The CODM reviews the Company’s operations and manages expenses incurred on a consolidated basis. Accordingly the Company has a single reporting segment. The CODM assesses performance of the reportable segment and decides how to allocate resources based on net loss that also is reported on the consolidated statement of operations as consolidated net loss. The Company does not have intra-entity transfers.

This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of December 31, 2024, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures.

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

Founder Shares

On May 6, 2021, the Sponsor received 7,187,500 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for cash of $25,000. On November 4, 2021, the board of directors of the Company authorized a share dividend of 718,750 Founder Shares, resulting in the shareholders of the Founder Shares holding an aggregate of 7,906,250 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the share dividend. The Founder Shares included an aggregate of up to 1,031,250 shares subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriter exercised a portion of the over-allotment option in connection with the initial closing of the Initial Public Offering on November 9, 2021; as a result of the expiration of the over-allotment option, the Sponsor forfeited 406,250 Founder Shares pursuant to the terms of the underwriting agreement. As of December 31, 2024 and 2023, there were 7,500,000 Founders shares outstanding.

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

Promissory Notes

Pursuant to the convertible promissory note dated as of May 8, 2023 (the “First Extension Loan”), the Sponsor advanced $3,000,000 in connection with the extension of the period of time the Company has to consummate its initial Business Combination from May 9, 2023 to August 9, 2023. Up to $3,000,000 of the loans under the First Extension Loan can be settled in whole warrants to purchase Class A ordinary shares at a conversion price equal to $1.00 per warrant upon maturity or prepayment of the First Extension Loan. The loans under the First Extension Loan will not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the First Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the First Extension Loan may be prepaid at any time by the Company, at its election and without penalty. As of December 31, 2024 and 2023, there was $3,000,000 and $3,000,000 outstanding under the First Extension Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

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

On August 9, 2023, August 31, 2023, September 29, 2023, October 31, 2023, November 30, 2023, December 29, 2023, January 31, 2024, February 29, 2024, March 29, 2024, April 30, 2024, May 30, 2024, June 26, 2024 and July 31, 2024, the Sponsor made contributions of approximately $248,387, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000 and $101,613 respectively, to the Trust Account under the Second Extension Loan. As of December 31, 2024 and 2023, there was $4,200,000 and $1,998,387 outstanding under the Second Extension Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

Pursuant to the Convertible Promissory Note dated as of August 12, 2024 (the “Third Extension Loan”), the Sponsor and Orion GP have agreed that they will contribute to the Company as a loan (each loan being referred to herein as a “Third Extension Loan Contribution”) of $0.02 for each Public Share that was not redeemed in connection with the 2024 Special Meeting for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve an initial Business Combination and (ii) May 9, 2025. The Third Extension Loan Contributions will be deposited into the Company’s trust account. Loans under the Third Extension Loan can be settled in whole warrants to purchase Class A Ordinary Shares of the Company at a conversion price equal to $1.00 per warrant. The Third Extension Loan will not bear any interest and will be repayable by the Company upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the Third Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Third Extension Loan may be prepaid at any time by the Company, at its election and without penalty. On August 13, 2024, September 9, 2024, October 8, 2024, November 8, 2024 and December 8, 2024 the Sponsor and Orion GP made aggregate contributions of approximately $142,591, $142,591, $142,591, $142,591 and $142,591, respectively, to the Trust Account under the Third Extension Loan. As of December 31, 2024 and 2023, there was $712,955 and $0 outstanding under the Third Extension Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

General and Administrative Services

Commencing on the date the Units were first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the years ended December 31, 2024 and 2023, the Company recorded $120,000 of administrative fees, respectively. As of December 31, 2024 and 2023, $377,500 and $257,500, respectively, was outstanding and is included in accounts payable and accrued expenses on the accompanying balance sheets.

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

On May 18, 2022, the Company entered into a Working Capital Loan with the Sponsor in an aggregate principal amount of up to $1,500,000. On May 20, 2022, the Sponsor advanced $300,000 to the Company under the Working Capital Loans. On February 21, 2023, the Company drew down additional $250,000 on the Working Capital Loans. On September 29, 2023, the Company drew down additional $200,000 on the Working Capital Loan. On November 30, 2023, and December 28, 2023, the company drew down additional $200,000, and $550,000, respectively. As of December 31, 2024 and 2023, there was $1,500,000 and $1,500,000 outstanding under the Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On December 28, 2023, the Company entered into a Promissory Note (the “December 2023 Working Capital Loan”) with the Sponsor. Pursuant to the December 2023 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On December 28, 2023, January 25, 2024 and May 9, 2024, the Company borrowed $600,000, $800,000 and $100,000 under the December 2023 Working Capital Loan, respectively. As of December 31, 2024 and December 31, 2023, there was $1,500,000 and $600,000 outstanding under the December 2023 Working Capital Loan, respectively, and is included in convertible promissory notes – related parties on the accompanying balance sheets.

On May 30, 2024, the Company entered into a Promissory Note (the “May 2024 Working Capital Loan”) with the Sponsor. Pursuant to the May 2024 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,000,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On May 30, 2024, June 25, 2024 and July 31, 2024, the Company borrowed $250,000, $500,000 and $250,000 under the May 2024 Working Capital Loan, respectively. As of December 31, 2024 and December 31, 2023, there was $1,000,000 and $0 outstanding under the May 2024 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On August 23, 2024, the Company entered into a Promissory Note (the “August 2024 Working Capital Loan”) with the Sponsor. Pursuant to the August 2024 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On September 27, 2024, December 2, 2024 and December 27,2024 the Company borrowed $750,000, $250,000 and $500,000 under the August 2024 Working Capital Loan, respectively. As of December 31, 2024 and December 31, 2023, there was $1,500,000 and $0 outstanding under the August 2024 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On December 23, 2024, the Company entered into a Promissory Note (the “December 2024 Working Capital Loan”) with the Sponsor. Pursuant to the December 2024 Working Capital Loan, the Sponsor has agreed to loan the Company up to $1,750,000 to be used for working capital purposes. The loan will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial business combination pursuant to its amended and restated memorandum and articles of association (as amended from time to time) and the consummation of the Company’s initial business combination. On December 27, 2024, the Company borrowed $1,100,000 under the December 2024 Working Capital Loan. As of December 31, 2024 and December 31, 2023, there was $1,100,000 and $0 outstanding under the December 2024 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

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

The underwriter was entitled to a cash underwriting discount of $0.20 per Unit, or $6,000,000 which was paid upon the closing of the Initial Public Offering. In addition, the underwriter was entitled to a deferred fee of $0.35 per Unit, or $10,500,000. The deferred fee would have become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. During the three months ended March 31, 2024, the Company obtained a waiver of the deferred commission from the underwriter. As a result, the Company recorded a reduction of $10,500,000 of deferred underwriting fees payable and a gain on the waiver of deferred underwriting commission payable in the period ending March 31, 2024.

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

The Company classifies the Forward Purchase Agreement as a liability upon execution of the agreement, in accordance with the guidance contained in ASC 815-40, at its fair value and will allocate a portion of the proceeds from the issuance of the Units equal to its fair value determined by the modified Black Scholes model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. Upon issuance of the Forward Purchase Agreement, the Company recorded a derivative liability of $453,701. As of December 31, 2024 and 2023, the fair value of the Forward Purchase Agreement was $7,978,952 and $5,011,527, respectively, which is included in derivative liabilities on the balance sheets. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the Forward Purchase Agreement will be reclassified as of the date of the event that causes the reclassification. During the years ended December 31, 2024 and 2023, the Company recorded loss of $2,967,425 and $2,965,682, respectively for the change in fair value which is included in change in fair value of derivative liabilities on the accompanying statements of operations.

Vendor Agreements

As of December 31, 2024 and 2023, the Company had incurred legal fees related to the Initial Public Offering and general corporate services of approximately $3,415,000 and $491,700, respectively. Approximately $378,300 of these fees will only become due and payable upon the consummation of a Business Combination. As of December 31, 2024 and 2023, the outstanding balance of the legal fees is in accrued offering costs of approximately $378,300. As of December 31, 2024 and 2023, the Company had accrued expenses of approximately $3,037,000 and $113,400, respectively, on the balance sheets.

Business combination

On March 11, 2024, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among the Company, Blyvoor Gold Resources Proprietary Limited, a South African private limited liability company (“Blyvoor Resources”), Blyvoor Gold Operations Proprietary Limited, a South African private limited liability company (“Tailings” and, together with Blyvoor Resources, the “Target Companies”, each a “Target Company”), RRAC NewCo, a Cayman Islands exempted company and wholly-owned subsidiary of the Company (“Newco”), and RRAC Merger Sub, a Cayman Islands exempted company and wholly-owned subsidiary of Newco (“Merger Sub”). Each of Newco and Merger Sub is a newly formed entity that was formed for the sole purpose of entering into and consummating the transactions set forth in the Business Combination Agreement. Concurrently with the execution of the Business Combination Agreement, Newco also entered into an Exchange Agreement (the “Exchange Agreement”), by and among, Newco, Blyvoor Gold Proprietary Limited, a South African private limited liability company (“Blyvoor Gold”), Orion Mine Finance Fund II L.P., a Bermuda limited partnership (“Orion” and, together with Blyvoor Gold, the “Sellers”), and the Target Companies. The Business Combination Agreement and the Exchange Agreement were each subsequently amended by the parties thereto pursuant to an Omnibus Amendment, dated as of October 17, 2024, which was further amended and restated on December 20, 2024.

Pursuant to the terms, and subject to the conditions, set forth in the Business Combination Agreement, as amended to date, the parties thereto will enter into a business combination transaction (together with the other transactions contemplated by the Business Combination Agreement, the “Transactions”), pursuant to which, among other things, (i) the Company will merge with and into Merger Sub (the “Merger”), with Merger Sub being the surviving company, and (ii) Newco will acquire all of the outstanding equity interests of the Target Companies (the “Share Exchange”). Following the Merger and the Share Exchange, each of the Target Companies and Merger Sub will be a wholly owned subsidiary of Newco, and Newco will become a publicly traded company. At the closing of the Transactions (the “Closing”), Newco is expected to change its name to Aurous Resources, and its ordinary shares, par value $0.0001 (the “Newco Ordinary Shares”), are expected to be listed on the NASDAQ.

NOTE 7.	SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2024 and 2023, there were 7,129,558 and 24,570,033 shares of Class A ordinary shares issued and outstanding and classified in temporary equity on the balance sheets.

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2024 and 2023, there were 7,500,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2024	December 31, 2023
Assets:
Cash held in the Trust Account	0	$83,293,711	$270,667,736

Liabilities:
Convertible promissory notes - related parties	3	$13,967,950	$5,556,896

Warrant liability - Private Placement Warrants	2	3,920,000	1,680,000
Warrant liability - Public Warrants	1	4,200,000	1,800,000
Forward Purchase Agreement	3	7,978,952	5,011,527
Total Derivative liabilities		$29,796,902	$14,048,423

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

Upon initial issuance of each convertible note, the Company used a modified Black Scholes model to value the Convertible Note. As of December 31, 2024 and 2023, the Convertible Notes were classified as Level 3 on the Fair Value Hierarchy.

Upon initial issuance, the Public Warrants and the Private Placement Warrants used the Monte Carlo simulation model and the modified Black-Scholes model, respectively The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B ordinary shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. As of December 31, 2024 and 2023, the Public and Private Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 and Level 2, respectively, on the Fair Value Hierarchy.

The Forward Purchase Agreement was valued using a valuation method which considers the reconstructed unit price (the total fair value of ordinary shares and half the Private Warrant value) and multiple assumptions such as risk-free rate and time to Initial Business Combination. As of December 31, 2024 and 2023, the Forward Purchase Agreement was classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2024 and 2023:

Fair Value Measurement Using Level 3 Inputs Total
Balance, January 1, 2023	2,282,145
Issuance of convertible promissory notes - related parties	6,798,387
Proceeds received from issuance of convertible note	(1,468,999)
Change in fair value of convertible promissory note - related party	(8,792)
Change in fair value of forward purchase agreement	2,965,682
Balance, December 31, 2023	10,568,423
Issuance of convertible promissory notes - related parties	7,414,569
Proceeds in excess of fair value	(1,194,625)
Change in fair value of convertible promissory notes - related parties	1,921,110
Change in fair value of forward purchase agreement	2,967,425
Balance, December 31, 2024	$21,676,902

The key inputs into the discount model for the Convertible Promissory Notes were as follows:

	December 31, 2024	December 31, 2023
Volatility	192.9 – 193.8%	191.86 – 383.72%
Risk-free interest rate	4.31%	5.46%
Expected life of convertible promissory note	0.10 years	0.46 years
Dividend yield	0%	0%
Probability of business combination	95.0%	80.0%

The key inputs into the discount model for the Forward Purchase Agreement were as follows:

	December 31, 2024	December 31, 2023
Risk-free interest rate	4.31%	5.30%
Expected life of forward purchase agreement	0.09 years	0.46 years
Dividend yield	0%	0%
Probability of business combination	95.0%	80.0%

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Convertible Promissory Notes	Private Placement Warrants	Public Warrants	Forward Purchase Agreement	Total
Fair value at January 1, 2023	$236,300	$1,400,000	$1,500,000	$2,045,845	$5,182,145
Proceeds received from issuance of convertible notes	6,798,387	-	-	-	6,798,387
Proceeds in excess of fair value	(1,468,999)	-	-	-	(1,468,999)
Change in fair value	(8,792)	280,000	300,000	2,965,682	3,536,890
Fair value at December 31, 2023	$5,556,896	$1,680,000	$1,800,000	$5,011,527	$14,048,423
Proceeds received from issuance of convertible notes	7,414,569	-	-	-	7,414,569
Proceeds in excess of fair value	(1,194,625)	-	-	-	(1,194,625)
Change in fair value	1,921,110	2,240,000	2,400,000	2,967,425	9,528,535
Fair value at December 31, 2024	$13,697,950	$3,920,000	$4,200,000	$7,978,952	$29,796,902

NOTE 10.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date consolidated financial statements were issued. Based upon this review, other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 9, 2025, February 7, 2025 and March 9, 2025, the Sponsor and Orion GP made aggregate contributions of approximately $142,591, $142,591 and $142,591, respectively, to the Trust Account under the Third Extension Loan.

On February 28, 2025, shareholders of the Company held an extraordinary general meeting for the following purposes:

●	to authorize, approve, ratify and confirm in all respects, by an ordinary resolution, the Company’s entry into the Business Combination Agreement, dated as of March 11, 2024, by and among the Company, Blyvoor Gold Resources Proprietary Limited, a South African private limited liability company (“Aurous Gold”), Blyvoor Gold Operations Proprietary Limited, a South African private limited liability company (“Gauta Tailings” and, together with Aurous Gold, the “Target Companies,” each, a “Target Company”), Aurous Resources (f/k/a RRAC NewCo), a Cayman Islands exempted company (“Aurous Resources”), and RRAC Merger Sub, a Cayman Islands exempted company and wholly owned subsidiary of Aurous Resources (“Merger Sub”) (as may be amended from time to time, the “Business Combination Agreement”), a copy of which is attached to the Company’s definitive proxy statement/prospectus relating to the Meeting filed by the Company with the Securities and Exchange Commission on January 15, 2025 (the “Proxy Statement”) as Annex A, as amended by the Omnibus Amendment, dated as of December 20, 2024, a copy of which is attached to the Proxy Statement as Annex A-1, pursuant to which, among other things, the Company will merge with and into Merger Sub, with Merger Sub surviving the merger as a wholly owned subsidiary of Aurous Resources (the “Business Combination”), in accordance with the terms and subject to the conditions of the Business Combination Agreement (the “Business Combination Proposal”);

●	to authorize, approve, ratify and confirm in all respects, by a special resolution, the Plan of Merger, by and among the Company and Merger Sub, substantially in the form attached to the Proxy Statement as Annex B (including the annexures thereto, the “Plan of Merger”) and all the undertaking, property and liabilities of the Company vest in Merger Sub by virtue of such merger pursuant to the Companies Act (as amended) of the Cayman Islands, the merger of the Company with and into Merger Sub with Merger Sub surviving the merger, and the Company’s entry into the Plan of Merger (the “Merger Proposal”);

●	to adopt, ratify, approve and confirm in all respects, by an ordinary resolution, the 2024 Equity Incentive Plan, a copy of which is attached to the Proxy Statement as Annex C and any form award agreement thereunder (the “Equity Incentive Plan Proposal” and together with the Business Combination Proposal and the Merger Proposal, the “Proposals”); and

●	to adjourn, by an ordinary resolution, the Meeting to a later date or dates, if necessary, to be determined by the Rigel Board (as defined in the Proxy Statement) (i) to ensure that any supplement or amendment to the Proxy Statement is provided to Rigel’s shareholders, (ii) in order to solicit additional proxies from Rigel’s shareholders in favor of any of the other Proposals being presented or (iii) only with the prior written consent of the Target Companies, for the purposes of satisfying the Available Cash Condition (as defined in the Proxy Statement)(the “Adjournment Proposal”).

The Business Combination Proposal, Merger Proposal and Equity Incentive Plan Proposal were approved. As there were sufficient votes to approve the Proposals, the Adjournment Proposal was not presented to the Company’s shareholders.

On February 28, 2025, shareholders holding 6,369,522 Class A Ordinary Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account upon the consummation of the business combination. The Company intends to consummate the Business Combination as soon as possible, subject to the satisfaction or waiver of all other closing conditions, and may accept reversals of redemption requests prior to the closing of the Business Combination. In addition to the Available Cash Condition (as defined in the Proxy Statement), the completion of the Business Combination is conditioned on the satisfaction or waiver of certain other closing conditions that are not within Rigel’s, Aurous Resources’ or the Target Companies’ control, including, among other things, (i) receipt of approval for listing on the Nasdaq Stock Market LLC (“NASDAQ”) of the Aurous Resources ordinary shares and Aurous Resources public warrants to be issued in connection with the transactions contemplated by the Business Combination Agreement and (ii) receipt of certain required regulatory approvals, including by the Financial Surveillance Department of the South African Reserve Bank, that have yet to be obtained. The parties to the Business Combination Agreement may not satisfy all of the conditions to the closing in the Business Combination Agreement and, accordingly, the transactions contemplated therein may not be completed. If the closing conditions are not satisfied or waived, the Business Combination will not occur.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rigel Resource Acquisition Corp

Date: March 21, 2025	By:	/s/ Jonathan Lamb
Jonathan Lamb
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jonathan Lamb
Name:	Jonathan Lamb
Title:	Chief Executive Officer (Principal Executive Officer and Director)
Date:	March 21, 2025

/s/ Jeff Feeley
Name:	Jeff Feeley
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 21, 2025

/s/ Oskar Lewnowski
Name:	Oskar Lewnowski
Title:	Chairman of the Board of Directors
Date:	March 21, 2025

/s/ Nathanael Abebe
Name:	Nathanael Abebe
Title:	Director
Date:	March 21, 2025

/s/ Christine Coignard
Name:	Christine Coignard
Title:	Director
Date:	March 21, 2025

/s/ Kelvin Dushnisky
Name:	Kelvin Dushnisky
Title:	Director
Date:	March 21, 2025

/s/ L. Peter O’Hagan
Name:	L. Peter O’Hagan
Title:	Director
Date:	March 21, 2025

/s/ Timothy Keating
Name:	Timothy Keating
Title:	Director
Date:	March 21, 2025