Form 10-Q
period 2025-06-30
Rigel Resource Acquisition Corp.
filed 2025-08-18
CIK 1860879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 18, 2025, there were 1,525,929 Class A ordinary shares, par value $0.0001 per share, and 7,500,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

RIGEL RESOURCE ACQUISITION CORP

Form 10-Q

For the Quarter Ended June 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RIGEL RESOURCE ACQUISITION CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets:
Cash	$59,865	$148,968
Prepaid expenses	-	76,709
Total Current Assets	59,865	225,677

Cash and Investments held in the Trust Account	31,688,265	83,293,711
Total Assets	$31,748,130	$83,519,388

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$5,285,857	$3,809,728
Accrued offering costs	378,324	378,324
Convertible promissory notes - related parties	14,809,371	13,697,950
Total Current Liabilities	20,473,552	17,886,002

Derivative liabilities	14,294,227	16,098,952
Deferred underwriting commission	-	-
Total Liabilities	34,767,779	33,984,954

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption; 2,640,370 and 7,129,558 shares (at redemption value of $12.00 and $11.68 per share as of June 30, 2025 and December 31, 2024, respectively)	31,688,265	83,293,711

Shareholders’ deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, no shares issued and outstanding at June 30, 2025 and December 31, 2024 (excluding 2,640,370 and 7,129,558 shares subject to possible redemption, respectively)	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 7,500,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	750	750
Additional paid-in capital	-	-
Accumulated deficit	(34,708,664)	(33,760,027)
Total Shareholders’ Deficit	(34,707,914)	(33,759,277)
Total Liabilities, Ordinary Shares subject to Possible Redemption and Shareholders’ Deficit	$31,748,130	$83,519,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGEL RESOURCE ACQUISITION CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
EXPENSES
Administrative fee – related party	$30,000	$30,000	$60,000	$60,000
General and administrative	764,676	2,443,409	2,231,941	4,663,463
TOTAL EXPENSES	794,676	2,473,409	2,291,941	4,723,463

OTHER INCOME (LOSS)
Income earned on cash and Investments held in Trust Account	456,674	2,960,440	1,117,836	5,932,526
Gain on waiver of deferred underwriting commission	-	-	-	680,400
Change in fair value of convertible notes payable – related parties	143,612	(32,660)	139,725	(39,518)
Change in fair value of derivative liabilities	(7,914,227)	(1,701,611)	1,804,725	(6,003,747)
TOTAL OTHER INCOME (LOSS)	(7,314,141)	1,226,169	3,062,286	569,661

Net income (loss)	$(8,108,817)	$(1,247,240)	$770,345	$(4,153,802)

Weighted average number of shares of Class A ordinary shares outstanding, basic and diluted	4,514,976	24,570,033	5,815,044	24,570,033
Basic and diluted net income (loss) per share of Class A ordinary shares	$(0.67)	$(0.04)	$0.06	$(0.13)

Weighted average number of shares of Class B ordinary shares outstanding, basic and diluted	7,500,000	7,500,000	7,500,000	7,500,000
Basic and diluted net income (loss) per share of Class B ordinary shares	$(0.67)	$(0.04)	$0.06	$(0.13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rigel Resource Acquisition Corp

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ended JUNE 30, 2025 AND 2024

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	7,500,000	$750	$-	$(33,760,027)	$(33,759,277)

Related party Note Proceeds in excess of fair value	-	-	40,810	-	40,810

Remeasurement of Class A ordinary shares	-	-	(40,810)	40,810	-

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(1,089,135)	(1,089,135)

Net income	-	-	-	8,879,162	8,879,162

Balance as of March 31, 2025	7,500,000	$750	$-	$(25,929,190)	$(25,928,440)

Related party Note Proceeds in excess of fair value	-	-	48,409	-	48,409

Remeasurement of Class A ordinary shares	-	-	(48,409)	48,409	-

Current period accretion of Class A ordinary shares to redemption value	-	-	-	(719,065)	(719,065)

Net loss	-	-	-	(8,108,817)	(8,108,817)

Balance as of June 30, 2025	7,500,000	$750	$-	$(34,708,664)	$(34,707,914)

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	7,500,000	$750	$-	$(25,507,614)	$(25,506,864)

Fair value in excess of notes payable issued	-	-	-	415,368	415,368

Current period accretion of Class A ordinary shares to redemption value	-	-	(4,022,086)	-	(4,022,086)

Waiver of deferred underwriting commission	-	-	9,819,600	-	9,819,600

Net loss	-	-	-	(2,906,562)	(2,906,562)

Balance as of March 31, 2024 (As Restated)	7,500,000	$750	$5,797,514	$(27,998,808)	$(22,200,544)

Fair value in excess of notes payable issued	-	-	415,238	-	415,238

Current period accretion of Class A ordinary shares to redemption value	-	-	(4,010,440)	-	(4,010,440)

Net loss	-	-	-	(1,247,240)	(1,247,240)

Balance as of June 30, 2024	7,500,000	$750	$2,202,312	$(29,246,048)	$(27,042,986)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rigel Resource Acquisition Corp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Cash Flows From Operating Activities:
Net income (loss)	$770,345	$(4,153,802)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on cash and Investments held in the Trust Account	(1,117,836)	(5,932,526)
Change in fair value of derivative liabilities	(1,804,725)	6,003,747
Change in fair value of convertible promissory notes - related parties	(139,725)	39,518
Gain on waiver of deferred underwriting commission	-	(680,400)
Changes in operating assets and liabilities:
Prepaid expenses	76,709	(37,922)
Accounts payable and accrued expenses	1,476,129	3,573,869
Net Cash Used In Operating Activities	(739,103)	(1,187,516)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(690,634)	(2,100,000)
Cash withdrawn from trust for redemptions	53,413,646	-
Net Cash Provided By (Used In) Investing Activities	52,723,282	(2,100,000)

Cash Flows From Financing Activities:
Payments made in relation to redemption of Class A ordinary shares	(53,413,646)	-
Proceeds from convertible promissory notes - related parties	1,340,364	3,750,000
Net Cash (Used In) Provided By Financing Activities	(52,073,282)	3,750,000

Net change in cash	(89,103)	462,484
Cash at beginning of period	148,968	70,748
Cash at end of period	$59,865	$533,232

Supplemental disclosure of non-cash financing activities:
Current period accretion to redemption value	$1,808,200	$8,032,526
Proceeds received in excess of fair value of promissory note	$89,219	$830,606
Underwriting Fee Waiver	$-	$9,819,600

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

All activity for the period from April 6, 2021 (inception) through June 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, the search for a target company and costs for the current contemplated merger with Blyvoor. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

As of November 9, 2021, transaction costs amounted to $17,585,547 consisting of $6,000,000 of underwriting fees in cash, $10,500,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $1,085,547 of costs related to the Initial Public Offering. Cash of $59,865 was held outside of the Trust Account on June 30, 2025 and was available for working capital purposes.

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

Pursuant to the Convertible Promissory Note dated as of August 12, 2024 (the “Third Extension Loan”), the Sponsor and Orion GP have agreed that they will contribute to the Company as a loan (each loan being referred to herein as a “Third Extension Loan Contribution”) of $0.02 for each Public Share that was not redeemed in connection with the 2024 Special Meeting for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve an initial Business Combination and (ii) May 9, 2025. The Third Extension Loan Contributions will be deposited into the Company’s trust account. Loans under the Third Extension Loan can be settled in whole warrants to purchase Class A Ordinary Shares of the Company at a conversion price equal to $1.00 per warrant. The Third Extension Loan will not bear any interest and will be repayable by the Company upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the Third Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Third Extension Loan may be prepaid at any time by the Company, at its election and without penalty. On August 13, 2024, September 9, 2024, October 8, 2024, November 8, 2024 and December 8, 2024, January 9, 2025, February 7, 2025, March 7, 2025, and April 9, 2025 the Sponsor and Orion GP made aggregate contributions of approximately $142,591, $142,591, $142,591, $142,591, $142,591, $142,591, $142,591, $142,591 and $142,591, respectively, to the Trust Account under the Third Extension Loan.

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

If the Company has not completed a Business Combination by August 9, 2025 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Extraordinary General Meeting

In connection with the Company’s extraordinary general meeting held on May 8, 2025 (the “May 2025 Special Meeting”), the Company’s shareholders approved a special resolution to amend the Charter to extend the date by which the Company must either consummate an initial Business Combination or (i) cease its operations, except for the purpose of winding up if it fails to complete an initial Business Combination and (ii) redeem all of the Public Shares included as part of the units sold in the Company’s initial public offering, from May 9, 2025 to August 9, 2025 (the “May 2025 Extension Amendment”). In connection with the May 2025 Extension Amendment, the holders of 4,489,188 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.90 per share, for an aggregate redemption amount of $53,413,646, leaving approximately $31,415,879 in the Company’s trust account.

On May 13, 2025 the Company, the Sponsor and Orion GP entered into a promissory note dated as of May 13, 2025 (the “Fourth Extension Loan”), where the Sponsor and Orion GP have agreed that they will contribute to the Company as a loan (each loan being referred to herein as a “Fourth Extension Loan Contribution”) in an amount equal to the lesser of (x) $60,000 and (y) $0.03 for each Public Share that was not redeemed in connection with the 2025 Special Meeting for each month (or a pro rata portion thereof if less than a month) until August 9, 2025. The Fourth Extension Loan Contributions will be deposited into the Company’s trust account. The Fourth Extension Loan will not bear any interest and will be repayable by the Company upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the Fourth Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Fourth Extension Loan may be prepaid at any time by the Company, at its election and without penalty. On May 14, 2025 and June 10, 2025, the Sponsor and Orion GP made aggregate contributions of approximately $60,000 and $60,000, respectively, to the trust account under the Fourth Extension Loan.

In connection with the Company’s extraordinary general meeting held on August 8, 2025 (the “August 2025 Special Meeting”), the Company’s shareholders approved a special resolution to amend the Charter to extend the date by which the Company must either consummate an initial Business Combination or (i) cease its operations, except for the purpose of winding up if it fails to complete an initial Business Combination and (ii) redeem all of the Public Shares included as part of the units sold in the Company’s initial public offering, from August 9, 2025 to November 9, 2025 (the “August 2025 Extension Amendment”). In connection with the August 2025 Extension Amendment, the holders of 1,114,441 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $12.07 per share, for an aggregate redemption amount of $13,449,620.23, leaving approximately $18,415,659 in the Company’s trust account.

On August 13, 2025, the Company entered into a Promissory Note (the “Fifth Extension Loan”) with the Sponsor and Orion GP. Pursuant to the Fifth Extension Loan, the Sponsor and Orion GP have agreed that they will contribute to the Company as a loan (each loan being referred to herein as a “Contribution”) in an amount equal to the lesser of (x) $55,000 and (y) $0.02 for each Public Share (as defined below) that was not redeemed in connection with the August 2025 Special Meeting, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the closing of the Business Combination and (ii) November 9, 2025. The Contributions will be deposited into the Company’s Trust Account. The Fifth Extension Loan will not bear any interest and will be repayable by the Company upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Fifth Extension Loan may be prepaid at any time by the Company, at its election and without penalty.

Going Concern Considerations

As of June 30, 2025, the Company had cash of $59,865 and working capital deficit of $20,413,687.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company currently has less than 12 months from the date these consolidated financial statements were issued to complete a Business Combination transaction. If the Company is unsuccessful in consummating an initial Business Combination by November 9, 2025, per the mandatory liquidation requirement, the Company must cease all operations, redeem the Public Shares and thereafter liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company does not have adequate liquidity to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the consolidated financial statements are issued. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the Combination Period. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Investments held in Trust Account

At June 30, 2025, the Company had approximately $31.7 million in cash held in the Trust Account. At December 31, 2024, the Company had approximately $83.3 million in treasury securities held in the Trust Account. On August 10, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of the Company’s initial Business Combination or the liquidation of the Company. On October 5, 2023, the Company and Continental Stock Transfer & Trust Company (“CST”) entered into an amendment to the Investment Management Trust Agreement, dated as of November 4, 2021, between the Company and CST, in connection with CST holding the funds in the Trust Account in an interest-bearing demand deposit bank account.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption in the amount of approximately $31.7 million and $83.3 million are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024
Class A ordinary shares
Numerator: loss allocable to Class A ordinary shares	$(3,047,123)	$(955,556)
Denominator:
Basic and diluted weighted average shares outstanding	4,514,976	24,570,033
Basic and diluted net loss per ordinary share	$(0.67)	$(0.04)

Class B ordinary shares
Numerator: loss allocable to Class B ordinary shares	$(5,061,694)	$(291,684)
Denominator:
Basic and diluted weighted average shares outstanding	7,500,000	7,500,000
Basic and diluted net loss per share, Class B ordinary share	$(0.67)	$(0.04)

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Class A ordinary shares
Numerator: income (loss) allocable to Class A ordinary shares	$336,431	$(3,182,381)
Denominator:
Basic and diluted weighted average shares outstanding	5,815,044	24,570,033
Basic and diluted net income (loss) per ordinary share	$0.06	$(0.13)

Class B ordinary shares
Numerator: income (loss) allocable to Class B ordinary shares	$433,914	$(971,421)
Denominator:
Basic and diluted weighted average shares outstanding	7,500,000	7,500,000
Basic and diluted net income (loss) per share, Class B ordinary share	$0.06	$(0.13)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Founder Shares

On May 6, 2021, the Sponsor received 7,187,500 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for cash of $25,000. On November 4, 2021, the board of directors of the Company authorized a share dividend of 718,750 Founder Shares, resulting in the shareholders of the Founder Shares holding an aggregate of 7,906,250 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the share dividend. The Founder Shares included an aggregate of up to 1,031,250 shares subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriter exercised a portion of the over-allotment option in connection with the initial closing of the Initial Public Offering on November 9, 2021; as a result of the expiration of the over-allotment option, the Sponsor forfeited 406,250 Founder Shares pursuant to the terms of the underwriting agreement. As of June 30, 2025 and December 31, 2024, there were 7,500,000 Founders shares outstanding.

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

Promissory Notes

Pursuant to the convertible promissory note dated as of May 8, 2023 (the “First Extension Loan”), the Sponsor advanced $3,000,000 in connection with the extension of the period of time the Company has to consummate its initial Business Combination from May 9, 2023 to August 9, 2023. Up to $3,000,000 of the loans under the First Extension Loan can be settled in whole warrants to purchase Class A ordinary shares at a conversion price equal to $1.00 per warrant upon maturity or prepayment of the First Extension Loan. The loans under the First Extension Loan will not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the First Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the First Extension Loan may be prepaid at any time by the Company, at its election and without penalty. As of June 30, 2025 and December 31, 2024, there was $3,000,000 and $3,000,000 outstanding under the First Extension Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

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

On August 9, 2023, August 31, 2023, September 29, 2023, October 31, 2023, November 30, 2023, December 29, 2023, January 31, 2024, February 29, 2024, March 29, 2024, April 30, 2024, May 30, 2024, June 26, 2024 and July 31, 2024, the Sponsor made contributions of approximately $248,387, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000 and $101,613 respectively, to the Trust Account under the Second Extension Loan. As of June 30, 2025 and December 31, 2024, there was $4,200,000 and $4,200,000 outstanding under the Second Extension Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

Pursuant to the Convertible Promissory Note dated as of August 12, 2024 (the “Third Extension Loan”), the Sponsor and Orion GP have agreed that they will contribute to the Company as a loan (each loan being referred to herein as a “Third Extension Loan Contribution”) of $0.02 for each Public Share that was not redeemed in connection with the 2024 Special Meeting for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve an initial Business Combination and (ii) May 9, 2025. The Third Extension Loan Contributions will be deposited into the Company’s trust account. Loans under the Third Extension Loan can be settled in whole warrants to purchase Class A Ordinary Shares of the Company at a conversion price equal to $1.00 per warrant. The Third Extension Loan will not bear any interest and will be repayable by the Company upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the Third Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Third Extension Loan may be prepaid at any time by the Company, at its election and without penalty. On August 13, 2024, September 9, 2024, October 8, 2024, November 8, 2024, December 8, 2024, January 9, 2025, February 7, 2025, March 7, 2025 and April 9, 2025 the Sponsor and Orion GP made aggregate contributions of approximately $142,591, $142,591, $142,591, $142,591, $142,591, $142,591, $142,591, $142,591 and $142,591, respectively, to the Trust Account under the Third Extension Loan. As of June 30, 2025 and December 31, 2024, there was $1,283,319 and $712,955 outstanding under the Third Extension Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On May 13, 2025 the Company, the Sponsor and Orion GP entered into a promissory note dated as of May 13, 2025 (the “Fourth Extension Loan”), where the Sponsor and Orion GP have agreed that they will contribute to the Company as a loan (each loan being referred to herein as a “Fourth Extension Loan Contribution”) in an amount equal to the lesser of (x) $60,000 and (y) $0.03 for each Public Share that was not redeemed in connection with the 2025 Special Meeting for each month (or a pro rata portion thereof if less than a month) until August 9, 2025. The Fourth Extension Loan Contributions will be deposited into the Company’s trust account. The Fourth Extension Loan will not bear any interest and will be repayable by the Company upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the Fourth Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Fourth Extension Loan may be prepaid at any time by the Company, at its election and without penalty. On May 14, 2025 and June 10, 2025, the Sponsor and Orion GP made aggregate contributions of approximately $60,000 and $60,000, respectively, to the trust account under the Fourth Extension Loan. As of June 30, 2025 and December 31, 2024, there was $120,000 and $0, outstanding under the Fourth Extension Loan, respectively, and is included in convertible promissory notes – related parties on the accompanying balance sheets.

General and Administrative Services

Commencing on the date the Units were first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2025 and 2024, the Company recorded $30,000 and $60,000 of administrative fees, respectively. As of June 30, 2025 and December 31, 2024, $437,500 and $377,500, respectively, was outstanding and is included in accounts payable and accrued expenses on the accompanying balance sheets.

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

On May 18, 2022, the Company entered into a Working Capital Loan with the Sponsor in an aggregate principal amount of up to $1,500,000. On May 20, 2022, the Sponsor advanced $300,000 to the Company under the Working Capital Loans. On February 21, 2023, the Company drew down additional $250,000 on the Working Capital Loans. On September 29, 2023, the Company drew down additional $200,000 on the Working Capital Loan. On November 30, 2023, and December 28, 2023, the company drew down additional $200,000, and $550,000, respectively. As of June 30, 2025 and December 31, 2024, there was $1,500,000 and $1,500,000 outstanding under the Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On December 28, 2023, the Company entered into a Promissory Note (the “December 2023 Working Capital Loan”) with the Sponsor. Pursuant to the December 2023 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On December 28, 2023, January 25, 2024 and May 9, 2024, the Company borrowed $600,000, $800,000 and $100,000 under the December 2023 Working Capital Loan, respectively. As of June 30, 2025 and December 31, 2024, there was $1,500,000 and $1,500,000 outstanding under the December 2023 Working Capital Loan, respectively, and is included in convertible promissory notes – related parties on the accompanying balance sheets.

On May 30, 2024, the Company entered into a Promissory Note (the “May 2024 Working Capital Loan”) with the Sponsor. Pursuant to the May 2024 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,000,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On May 30, 2024, June 25, 2024 and July 31, 2024, the Company borrowed $250,000, $500,000 and $250,000 under the May 2024 Working Capital Loan, respectively. As of June 30, 2025 and December 31, 2024, there was $1,000,000 and $1,000,000 outstanding under the May 2024 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On August 23, 2024, the Company entered into a Promissory Note (the “August 2024 Working Capital Loan”) with the Sponsor. Pursuant to the August 2024 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On September 27, 2024, December 2, 2024 and December 27, 2024 the Company borrowed $750,000, $250,000 and $500,000 under the August 2024 Working Capital Loan, respectively. As of June 30, 2025 and December 31, 2024, there was $1,500,000 and $1,500,000 outstanding under the August 2024 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On December 23, 2024, the Company entered into a Promissory Note (the “December 2024 Working Capital Loan”) with the Sponsor. Pursuant to the December 2024 Working Capital Loan, the Sponsor has agreed to loan the Company up to $1,750,000 to be used for working capital purposes. The loan will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial business combination pursuant to its amended and restated memorandum and articles of association (as amended from time to time) and the consummation of the Company’s initial business combination. On December 27, 2024, January 21, 2025, February 26, 2025, April 1, 2025, April 30, 2025 and June 18, 2025, the Company borrowed $1,100,000, $50,000 $150,000, $200,000, $150,000 and $100,000, respectively, under the December 2024 Working Capital Loan. As of June 30, 2025 and December 31, 2024, there was $1,750,000 and $1,100,000 outstanding under the December 2024 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

Orion

As of June 30, 2025 and December 31, 2024, the Company owed Orion $21,000, and is included in accounts payable and accrued expenses on the accompanying balance sheets.

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

The Company classifies the Forward Purchase Agreement as a liability upon execution of the agreement, in accordance with the guidance contained in ASC 815-40, at its fair value and will allocate a portion of the proceeds from the issuance of the Units equal to its fair value determined by the modified Black Scholes model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. Upon issuance of the Forward Purchase Agreement, the Company recorded a derivative liability of $453,701. As of June 30, 2025 and December 31, 2024, the fair value of the Forward Purchase Agreement was $13,131,327 and $7,978,952, respectively, which is included in derivative liabilities on the balance sheets. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the Forward Purchase Agreement will be reclassified as of the date of the event that causes the reclassification. During the three and six months ended June 30, 2025, the Company recorded a loss and gain of $7,914,227 and $1,804,725, respectively, for the change in fair value. During the three and six months ended June 30, 2024, the Company recorded losses of $1,701,611 and $6,003,747, respectively, for the change in fair value, which is included in change in fair value of derivative liabilities on the accompanying statements of operations.

Vendor Agreements

As of June 30, 2025 and December 31, 2024, the Company had outstanding legal fees related to the Initial Public Offering and general corporate services of approximately $5,111,500 and $3,415,000, respectively. Approximately $378,300 of these fees are in accrued offering costs and will only become due and payable upon consummation of a Business Combination. The remaining outstanding legal fees of $4,733,200 and $3,037,000 as of June 30, 2025 and December 31, 2024, respectively, is in accrued expenses on the accompanying balance sheets.

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

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 2,340,370 and 7,129,558 shares of Class A ordinary shares issued and outstanding and classified in temporary equity on the balance sheets, respectively.

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 7,500,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2025	December 31, 2024
Assets:
Cash and Investments held in the Trust Account	1	$31,688,265	$83,293,711

Liabilities:
Convertible promissory notes - related parties	3	$14,809,371	$13,697,950

Warrant liability - Private Placement Warrants	2	561,400	3,920,000
Warrant liability - Public Warrants	1	601,500	4,200,000
Forward Purchase Agreement	3	13,131,327	7,978,952
Total liabilities		$29,103,598	$29,796,902

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

Upon initial issuance of each convertible note, the Company used a modified Black Scholes model to value the Convertible Note. As of June 30, 2025 and December 31, 2024, the Convertible Notes were classified as Level 3 on the Fair Value Hierarchy.

Upon initial issuance, the Public Warrants and the Private Placement Warrants used the Monte Carlo simulation model and the modified Black-Scholes model, respectively The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B ordinary shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. As of June 30, 2025 and December 31, 2024, the Public and Private Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 and Level 2, respectively, on the Fair Value Hierarchy.

The Forward Purchase Agreement was valued using a valuation method which considers the reconstructed unit price (the total fair value of ordinary shares and half the Private Warrant value) and multiple assumptions such as risk-free rate and time to Initial Business Combination. As of June 30, 2025, the Forward Purchase Agreement was classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2025 and 2024:

Fair Value Measurement Using Level 3 Inputs Total
Balance, January 1, 2025	$21,676,902
Issuance of convertible promissory notes - related parties	627,773
Proceeds in excess of fair value	(40,810)
Change in fair value of convertible promissory notes - related parties	3,887
Change in fair value of forward purchase agreement	(7,978,952)
Balance, March 31, 2025	$14,288,800
Issuance of convertible promissory notes - related parties	712,592
Proceeds in excess of fair value	(48,409)
Change in fair value of convertible promissory notes - related parties	(143,612)
Change in fair value of forward purchase agreement	13,131,327
Balance, June 30, 2025	$27,940,698

Fair Value Measurement Using Level 3 Inputs Total
Balance, January 1, 2024	$10,568,423
Issuance of convertible promissory note - related party	1,850,000
Proceeds in excess of fair value	(415,368)
Change in fair value of convertible promissory note - related party	6,858
Change in fair value of forward purchase agreement	822,136
Balance, March 31, 2024	$12,832,049
Issuance of convertible promissory note - related party	1,900,000
Proceeds in excess of fair value	(415,238)
Change in fair value of convertible promissory note - related party	32,660
Change in fair value of forward purchase agreement	640,211
Balance, June 30, 2024	$14,989,682

The key inputs into the discount model for the Convertible Promissory Notes were as follows:

	June 30, 2025	December 31, 2024
Volatility	253.0 – 505.9%	192.9 – 193.8%
Risk-free interest rate	4.29%	4.31%
Expected life of convertible promissory note	0.25 years	0.10 years
Dividend yield	0%	0%
Probability of business combination	95.0%	95.0%

The key inputs into the discount model for the Forward Purchase Agreement were as follows:

	June 30, 2025	December 31, 2024
Risk-free interest rate	4.29%	4.31%
Expected life of forward purchase agreement	0.25 years	0.09 years
Dividend yield	0%	0%
Probability of business combination	95.0%	95.0%

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Convertible Promissory Notes	Private Placement Warrants	Public Warrants	Forward Purchase Agreement	Total
Fair value at December 31, 2024	$13,697,950	$3,920,000	$4,200,000	$7,978,952	$29,796,902
Proceeds received from issuance of convertible notes	627,773	-	-	-	627,773
Proceeds in excess of fair value	(40,810)	-	-	-	(40,810)
Change in fair value	3,887	(840,000)	(900,000)	(7,978,952)	(9,715,065)
Fair value at March 31, 2025	$14,288,800	$3,080,000	$3,300,000	$-	$20,668,800
Proceeds received from issuance of convertible notes	712,592	-	-	-	712,592
Proceeds in excess of fair value	(48,409)	-	-	-	(48,409)
Change in fair value	(143,612)	(2,518,600)	(2,698,500)	13,131,327	7,770,615
Fair value at June 30, 2025	$14,809,371	$561,400	$601,500	$13,131,327	$29,103,598

NOTE 10.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date consolidated financial statements were issued. Based upon this review, other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On July 8, 2025 and August 14, 2025, the Sponsor and Orion GP made aggregate contributions of approximately $60,000 and $30,518, respectively, to the Trust Account under the Fourth Extension Loan and Fifth Extension Loan, respectively.

On August 4, 2025, the Company, entered into a Promissory Note (the “August 2025 Working Capital Loan”) with the Sponsor. Pursuant to the August 2025 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,000,000 to be used for working capital purposes. The loan will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial business combination pursuant to its amended and restated memorandum and articles of association (as amended from time to time) and the consummation of the Company’s initial business combination. On August 14, 2025, the Company borrowed $150,000 under the August 2025 Working Capital Loan.

On August 13, 2025, the Company entered into a Promissory Note (the “Fifth Extension Loan”) with the Sponsor and Orion GP. Pursuant to the Fifth Extension Loan, the Sponsor and Orion GP have agreed that they will contribute to the Company as a loan (each loan being referred to herein as a “Contribution”) in an amount equal to the lesser of (x) $55,000 and (y) $0.02 for each Public Share (as defined below) that was not redeemed in connection with the August 2025 Special Meeting, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the closing of the Business Combination and (ii) November 9, 2025. The Contributions will be deposited into the Company’s Trust Account. The Fifth Extension Loan will not bear any interest and will be repayable by the Company upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the Fifth Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Fifth Extension Loan may be prepaid at any time by the Company, at its election and without penalty.

August 2025 Extension Meeting

In connection with the August 2025 Special Meeting, the Company’s shareholders approved a special resolution to amend the Charter to extend the date by which the Company must either consummate an initial Business Combination or (i) cease its operations, except for the purpose of winding up if it fails to complete an initial Business Combination and (ii) redeem all of the Public Shares included as part of the units sold in the Company’s initial public offering, from August 9, 2025 to November 9, 2025. In connection with the August 2025 Extension Amendment, the holders of 1,114,441 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $12.07 per share, for an aggregate redemption amount of $13,449,620.23, leaving approximately $18,415,659 in the Company’s trust account.

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

Recent Developments

2025 Extraordinary General Meeting in connection with the Business Combination Agreement

On February 28, 2025, shareholders of the Company held an extraordinary general meeting (the “2025 Extraordinary General Meeting”) for the following purposes:

●	to authorize, approve, ratify and confirm in all respects, by an ordinary resolution, the Company’s entry into the Business Combination Agreement, dated as of March 11, 2024, by and among the Company, Blyvoor Gold Resources Proprietary Limited, a South African private limited liability company (“Aurous Gold”), Blyvoor Gold Operations Proprietary Limited, a South African private limited liability company (“Gauta Tailings” and, together with Aurous Gold, the “Target Companies,” each, a “Target Company”), Aurous Resources (f/k/a RRAC NewCo), a Cayman Islands exempted company (“Aurous Resources”), and RRAC Merger Sub, a Cayman Islands exempted company and wholly owned subsidiary of Aurous Resources (“Merger Sub”) (as may be amended from time to time, the “Business Combination Agreement”), a copy of which is attached to the Company’s definitive proxy statement/prospectus relating to the Meeting filed by the Company with the Securities and Exchange Commission on January 15, 2025 (the “Proxy Statement”) as Annex A, as amended by the Omnibus Amendment, dated as of December 20, 2024, a copy of which is attached to the Proxy Statement as Annex A-1, pursuant to which, among other things, the Company will merge with and into Merger Sub, with Merger Sub surviving the merger as a wholly owned subsidiary of Aurous Resources (the “Business Combination”), in accordance with the terms and subject to the conditions of the Business Combination Agreement (the “Business Combination Proposal”);

●	to authorize, approve, ratify and confirm in all respects, by a special resolution, the Plan of Merger, by and among the Company and Merger Sub, substantially in the form attached to the Proxy Statement as Annex B (including the annexures thereto, the “Plan of Merger”) and all the undertaking, property and liabilities of the Company vest in Merger Sub by virtue of such merger pursuant to the Companies Act (as amended) of the Cayman Islands, the merger of the Company with and into Merger Sub with Merger Sub surviving the merger, and the Company’s entry into the Plan of Merger (the “Merger Proposal”);

●	to adopt, ratify, approve and confirm in all respects, by an ordinary resolution, the 2024 Equity Incentive Plan, a copy of which is attached to the Proxy Statement as Annex C and any form award agreement thereunder (the “Equity Incentive Plan Proposal” and together with the Business Combination Proposal and the Merger Proposal, the “Proposals”); and

●	to adjourn, by an ordinary resolution, the Meeting to a later date or dates, if necessary, to be determined by the Rigel Board (as defined in the Proxy Statement) (i) to ensure that any supplement or amendment to the Proxy Statement is provided to Rigel’s shareholders, (ii) in order to solicit additional proxies from Rigel’s shareholders in favor of any of the other Proposals being presented or (iii) only with the prior written consent of the Target Companies, for the purposes of satisfying the Available Cash Condition (as defined in the Proxy Statement) (the “Adjournment Proposal”)

●	The Business Combination Proposal, Merger Proposal and Equity Incentive Plan Proposal were approved. As there were sufficient votes to approve the Proposals, the Adjournment Proposal was not presented to the Company’s shareholders.

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

Results of Operations

As of June 30, 2025, we have neither engaged in any operations nor generated any revenues. Our only activities since April 6, 2021 (inception) through June 30, 2025 have been organizational activities and those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for our Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We have generated non-operating income in the form of (i) prior to August 15, 2023, interest income on marketable securities held in the trust account and (ii) since August 15, 2023, interest income on cash held in an interest bearing demand deposit account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses for due diligence on prospective Business Combination candidates.

For the three and six months ended June 30, 2025, we had net loss and income of $(8,108,817) and $770,345, respectively, which consists of a loss and gain in fair value of the derivative liabilities of $(7,914,227) and $1,804,725, respectively, and interest income on funds held in the Trust Account of $456,474 and $1,117,836, respectively, partially offset by and operating costs of $794,676 and $2,291,941, respectively, and a gain in fair value of the convertible notes of $143,612 and $139,725 respectively.

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

As of June 30, 2025, the Company had funds held in the Trust Account of $31,688,265. On May 8, 2023, the Sponsor deposited an aggregate of $3,000,000 into the Trust Account in order to extend the period of time the Company has to consummate its initial Business Combination by three months, from May 9, 2023 to August 9, 2023. On August 8, 2023, the Charter Amendments became effective and the period of time the Company has to consummate its initial Business Combination was extended up to August 9, 2024. On August 9, 2023, August 31, 2023, September 29, 2023, October 31, 2023, November 30, 2023, December 29, 2023, January 31, 2024, February 29, 2024, March 29, 2024, April 30, 2024, May 30, 2024, June 26, 2024 and July 31, 2024 the Sponsor made contributions of $248,387, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000, $350,000 and $101,613, respectively, to the Trust Account under the Second Extension Loan. In connection with the Charter Amendments, the holders of 5,429,967 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.73 per share, for an aggregate redemption amount of $58,279,780. On August 10, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of the Company’s initial Business Combination or the liquidation of the Company. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, if any and up to $100,000 of dissolution expenses.

As of June 30, 2025, we had cash and investments held in the trust account of $31,688,265, consisting of U.S. Treasury Bills with a maturity of 180 days or less.

For the six months ended June 30, 2025, cash used in operating activities was $739,103. Net income was $770,345 primarily as a result of a gain in fair value of the derivative liabilities of $1,804,725 and interest income on funds held in the trust account of $1,117,836 and a loss in fair value of convertible note of $139,725. Changes in operating assets and liabilities used cash of $1,552,838 in operating activities.

For the six months ended June 30, 2024, cash used in operating activities was $1,187,516. Net loss was $4,153,802 primarily as a result of a loss in fair value of the convertible notes of $39,518, a loss in fair value of the derivative liabilities of $6,003,747, offset by interest income on funds held in the Trust Account of $5,932,526 and gain on waiver of deferred underwriting commission of $680,400. Changes in operating assets and liabilities provided cash of $3,535,947 mainly as a result of the Company’s accrual for contingent legal fees to be paid if the Proposed Business Combination is consummated.

For the six months ended June 30, 2025, cash provided by investing activities was $52,723,282, as a result of $53,413,646 in cash withdrawn from the Trust for redemptions partially offset by $690,364 cash deposited into the Trust Account.

For the six months ended June 30, 2024, cash used in investing activities was $2,100,000, primarily as a result of cash deposited into the Trust Account of $2,100,000.

For the six months ended June 30, 2025, cash used in financing activities was $52,073,282, as a result cash paid for redemptions of $53,413,646, partially offset by $1,340,364 of proceeds from convertible promissory notes - related parties.

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

As of June 30, 2025, we had cash of $59,865 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an initial Business Combination.

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

Pursuant to the convertible promissory note dated as of May 8, 2023 (the “First Extension Loan”), the Sponsor advanced $3,000,000 in connection with the extension of the period of time the Company has to consummate its initial Business Combination from May 9, 2023 to August 9, 2023. Up to $3,000,000 of the loans under the First Extension Loan can be settled in whole warrants to purchase Class A ordinary shares at a conversion price equal to $1.00 per warrant upon maturity or prepayment of the First Extension Loan. The loans under the First Extension Loan will not bear any interest and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the First Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the First Extension Loan may be prepaid at any time by the Company, at its election and without penalty. As of June 30, 2025 and December 31, 2024, there was $3,000,000 and $3,000,000 outstanding under the First Extension Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On December 28, 2023, the Company amended and restated: (i) that the First Extension Loan and (ii) the Second Extension Loan (together with the First Extension Loan, the “Amended and Restated Extension Loans”) to add Orion Mine Finance GP III LP, a Cayman Islands limited partnership and an affiliate of the Sponsor, as a payee (together with the Sponsor, the “Payees”). The Amended and Restated Extension Loans will be repayable by the Company to the Payees on a pro rata basis based on the amount of the principal balance each Payee has advanced under the Amended and Restated Extension Loans. The Amended and Restated Extension Loans do not otherwise materially modify the terms of the First Extension Loan and the Second Extension Loan and are effective as of May 8, 2023 and August 9, 2023, respectively. On August 9, 2023, August 31, 2023, September 29, 2023, October 31, 2023, November 30, 2023 and December 29, 2023, the Sponsor advanced $248,387, $350,000, $350,000 and $350,000, $350,000, and $350,000 respectively to the Company under the Second Extension Loan. As of June 30, 2025 and December 31, 2024, there was $4,200,000 and $4,200,000 outstanding under the Second Extension Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On December 28, 2023, the Company entered into a Promissory Note (the “December 2023 Working Capital Loan”) with the Sponsor. Pursuant to the December 2023 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On December 28, 2023, the Company borrowed $600,000 under the December 2023 Working Capital Loan. As of June 30, 2025 and December 31, 2024, there was $1,500,000 and $1,500,000 outstanding under the December 2023 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On May 30, 2024, the Company entered into a Promissory Note (the “May 2024 Working Capital Loan”) with the Sponsor. Pursuant to the May 2024 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,000,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On May 30, 2024, June 25, 2024 and July 31, 2024, the Company borrowed $250,000, $500,000 and $250,000 under the May 2024 Working Capital Loan, respectively. As of June 30, 2025 and December 31, 2024, there was $1,000,000 and $1,000,000 outstanding under the May 2024 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On August 23, 2024, the Company entered into a Promissory Note (the “August 2024 Working Capital Loan”) with the Sponsor. Pursuant to the August 2024 Working Capital Loan, the Sponsor has agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. The loans will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial Business Combination pursuant to its amended Charter (as amended from time to time) and the consummation of the Company’s initial Business Combination. On September 27, 2024, December 2, 2024 and December 27, 2024 the Company borrowed $750,000, $250,000 and $500,000 under the August 2024 Working Capital Loan, respectively. As of June 30, 2025 and December 31, 2024, there was $1,500,000 and $1,500,000 outstanding under the August 2024 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On December 23, 2024, the Company entered into a Promissory Note (the “December 2024 Working Capital Loan”) with the Sponsor. Pursuant to the December 2024 Working Capital Loan, the Sponsor has agreed to loan the Company up to $1,750,000 to be used for working capital purposes. The loan will not bear any interest, and will be repayable by the Company to the Sponsor upon the earlier of the date by which the Company must complete an initial business combination pursuant to its amended and restated memorandum and articles of association (as amended from time to time) and the consummation of the Company’s initial business combination. On December 27, 2024, January 21, 2025, February 26, 2025, April 1, 2025, April 30, 2025 and June 18, 2025, the Company borrowed $1,100,000, $50,000, $150,000, $200,000, $150,000 and $100,000, respectively, under the December 2024 Working Capital Loan. As of June 30, 2025 and December 31, 2024, there was $1,750,000 and $1,100,000 outstanding under the December 2024 Working Capital Loan, respectively, and is included in convertible promissory notes - related parties on the accompanying balance sheets.

On May 13, 2025 the Company, the Sponsor and Orion GP entered into the Fourth Extension Loan, where the Sponsor and Orion GP have agreed that they will contribute to the Company as a loan an amount equal to the lesser of (x) $60,000 and (y) $0.03 for each Public Share that was not redeemed in connection with the 2025 Special Meeting for each month (or a pro rata portion thereof if less than a month) until August 9, 2025. The Fourth Extension Loan Contributions will be deposited into the Company’s trust account. The Fourth Extension Loan will not bear any interest and will be repayable by the Company upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the Fourth Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Fourth Extension Loan may be prepaid at any time by the Company, at its election and without penalty. On May 14, 2025, June 10, 2025 and July 8, 2025, the Sponsor and Orion GP made aggregate contributions of approximately $60,000, $60,000 and $60,000, respectively, to the trust account under the Fourth Extension Loan.

On August 13, 2025, the Company, the Sponsor and Orion GP entered into the Fifth Extension Loan, where the Sponsor and Orion GP have agreed that they will contribute to the Company as a loan (each loan being referred to herein as a “Contribution”) in an amount equal to the lesser of (x) $55,000 and (y) $0.02 for each Public Share (as defined below) that was not redeemed in connection with the August 2025 Special Meeting, for each month (or a pro rata portion thereof if less than a month) until the earlier of (i) the date of the closing of the Business Combination and (ii) November 9, 2025. The Contributions will be deposited into the Company’s Trust Account. The Fifth Extension Loan will not bear any interest and will be repayable by the Company upon the earlier of the date by which the Company must complete an initial Business Combination and the consummation of the Company’s initial Business Combination. The maturity date of the Extension Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Fifth Extension Loan may be prepaid at any time by the Company, at its election and without penalty. On August 14, 2025, the Sponsor and Orion GP made aggregate contributions of approximately $30,518 to the trust account under the Fifth Extension Loan.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of June 30, 2025 and December 31, 2024, the Company had outstanding legal fees related to the Initial Public Offering and general corporate services of approximately $5,111,500 and $3,415,000, respectively. Approximately $378,300 of these fees are in accrued offering costs and will only become due and payable upon consummation of a Business Combination. The remaining outstanding legal fees of $4,733,200 and $3,037,000 as of June 30, 2025 and December 31, 2024, respectively, is in accrued expenses on the accompanying balance sheets.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption in the amount of $31,688,265 and $83,293,711 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

In connection with the May 2025 Extension Amendment, the holders of 4,489,188 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.90 per share, for an aggregate redemption amount of $53,413,646, leaving approximately $31,415,879 in the Company’s trust account.

In connection with the 2025 Extraordinary General Meeting, shareholders holding 6,369,522 Class A Ordinary Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account upon the consummation of the business combination.

In connection with the August 2025 Extension Amendment, the holders of 1,114,441 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $12.07 per share, for an aggregate redemption amount of $13,449,620.23, leaving approximately $18,415,659 in the Company’s trust account. The Company intends to consummate the Business Combination as soon as possible, subject to the satisfaction or waiver of all other closing conditions, and may accept reversals of redemption requests prior to the closing of the Business Combination. In addition to the Available Cash Condition (as defined in the Business Combination Agreement), the completion of the Business Combination is conditioned on the satisfaction or waiver of certain other closing conditions that are not within Rigel’s, Aurous Resources’ or the Target Companies’ control, including, among other things, (i) receipt of approval for listing on the Nasdaq Stock Market LLC (“NASDAQ”) of the Aurous Resources ordinary shares and Aurous Resources public warrants to be issued in connection with the transactions contemplated by the Business Combination Agreement and (ii) receipt of certain required regulatory approvals, including by the Financial Surveillance Department of the South African Reserve Bank, that have yet to be obtained. The parties to the Business Combination Agreement may not satisfy all of the conditions to the closing in the Business Combination Agreement and, accordingly, the transactions contemplated therein may not be completed. If the closing conditions are not satisfied or waived, the Business Combination will not occur.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, and noted the following deficiency that we believe to be a material weakness in internal controls over financial reporting: the Company’s processes to ensure its financial statements were properly presented in accordance with GAAP did not operate effectively. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2025.

During the six months ended June 30, 2025, we have sought to remediate the material weakness and will continue to take remediation steps, including devoting additional resources to the improvement of our internal control over financial reporting as it relates to the accounting treatment for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we are enhancing these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our securities and financial statements. We have also added additional layers of management oversight on the accrual of operating expenses and valuation of complex financial instruments. As we continue to evaluate and improve our internal control over financial reporting, management will review and make necessary changes to the overall design of our internal controls. While we believe these efforts will remediate the material weakness, the material weakness cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

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

Changes in Internal Control over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2025, covered by this Quarterly Report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the six months ended June 30, 2025. For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 5 of our Annual Report on Form 10-K filed with the SEC on March 24, 2025. There has been no material change in the planned use of the proceeds from our Initial Public Offering and Private Placement as is described in our final prospectus filed with the SEC on November 8, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2021.

3.2	Amendment to Amended and Restated Memorandum and Articles of Association of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 10, 2023.

3.3	Amendment to Amended and Restated Memorandum and Articles of Association of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 13, 2024.

3.4	Amendment to Amended and Restated Memorandum and Articles of Association of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 14, 2025.

3.5	Amendment to Amended and Restated Memorandum and Articles of Association of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 13, 2025.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

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

Rigel Resource Acquisition Corp

Date: August 18, 2025	By:	/s/ Jonathan Lamb
Jonathan Lamb
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.